Form 10-Q
period 1995-06-30
POOL ENERGY SERVICES CO
filed 1995-08-11
CIK 842815

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-18437

                                   ---------

                            POOL ENERGY SERVICES CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                         76-0263755
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          10375 RICHMOND AVENUE
             HOUSTON, TEXAS                                        77042
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 954-3000

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                              -----     -----

      The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: Common stock, no par value - 14,062,358 shares


===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED JUNE 30
                                                                             ----------------------------
                                                                                 1995             1994
                                                                             -----------      -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    63,805      $    54,261
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . .            643            1,233
                                                                             -----------      -----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,448           55,494
                                                                             -----------      -----------
Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         49,302           42,744
    Selling, general and administrative expenses  . . . . . . . . . . . .          9,661            8,700
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .          3,489            3,475
    GPC acquisition related costs . . . . . . . . . . . . . . . . . . . .            600                -
                                                                             -----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         63,052           54,919
                                                                             -----------      -----------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . .            153              290
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            267               18
                                                                             -----------      -----------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .          1,282              847
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . .            727               27
                                                                             -----------      -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       555      $       820
                                                                             ===========      ===========
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . .    $       .04      $       .06
                                                                             ===========      ===========
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . . .     13,663,571       13,558,817
                                                                             ===========      ===========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

                                                                               SIX MONTHS ENDED JUNE 30
                                                                             ----------------------------
                                                                                 1995             1994
                                                                             -----------      -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   126,659      $   110,237
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . .          1,418            3,095
                                                                             -----------      -----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        128,077          113,332
                                                                             -----------      -----------
Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        100,626           86,782
    Selling, general and administrative expenses  . . . . . . . . . . . .         18,877           18,381
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .          6,824            6,964
    GPC acquisition related costs . . . . . . . . . . . . . . . . . . . .            600                -
                                                                             -----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,927          112,127
                                                                             -----------      -----------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . .            634              604
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            418               37
                                                                             -----------      -----------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .          1,366            1,772
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . .            596              278
                                                                             -----------      -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       770      $     1,494
                                                                             ===========      ===========
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . .    $       .06      $       .11
                                                                             ===========      ===========
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . . .     13,612,787       13,556,989
                                                                             ===========      ===========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED JUNE 30
                                                                               ------------------------
                                                                                 1995            1994
                                                                               --------         -------
Net Cash Flows Provided by Operating Activities . . . . . . . . . . . . .      $  3,283         $ 2,087
                                                                               --------         -------
Investing Activities:
    Property additions  . . . . . . . . . . . . . . . . . . . . . . . . .       (13,915)         (4,462)
    Expenditures for the acquisition of GPC, including acquisition costs,
     less cash acquired   . . . . . . . . . . . . . . . . . . . . . . . .        (2,695)              -
    Expenditures for modification of Alaska Rig 428 . . . . . . . . . . .             -            (527)
    Proceeds from disposition of property, plant and equipment  . . . . .         1,010           7,875
    Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           217             257
                                                                               --------         -------
       Net Cash Flows Provided by (Used for) Investing Activities   . . .       (15,383)          3,143
                                                                               --------         -------
Financing Activities:
    Proceeds and repayments of short-term borrowings - net  . . . . . . .         6,600               -
    Proceeds from exercise of stock options . . . . . . . . . . . . . . .            51              39
    Retirement of debt assumed in GPC acquisition . . . . . . . . . . . .        (1,962)              -
    Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . .        10,000               -
    Principal payments on long-term debt  . . . . . . . . . . . . . . . .          (937)              -
                                                                               --------         -------
       Net Cash Flows Provided by Financing Activities  . . . . . . . . .        13,752              39
                                                                               --------         -------
Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . .         1,652           5,269
Cash and Cash Equivalents at January 1, . . . . . . . . . . . . . . . . .         2,560           4,603
                                                                               --------         -------
Cash and Cash Equivalents at June 30, . . . . . . . . . . . . . . . . . .      $  4,212         $ 9,872
                                                                               ========         =======

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                   JUNE 30      DECEMBER 31
                                                                                     1995          1994
                                                                                 -----------    -----------
                                                                                 (Unaudited)
                            ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .     $  4,212       $  2,560
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          158            153
    Accounts and notes receivable (net of allowance for doubtful accounts
     of $1,454 and $1,622)  . . . . . . . . . . . . . . . . . . . . . . . . .       55,616         50,038
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,221         10,571
    Deferred income tax asset (net of $348 and $423 allowance)  . . . . . . .        4,547          3,275
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        6,530          3,821
                                                                                  --------       --------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . .       82,284         70,418
Property, Plant and Equipment-Net . . . . . . . . . . . . . . . . . . . . . .      121,346        101,536
Investment in and Noncurrent Receivables from Unconsolidated Affiliates . . .       27,031         26,042
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,487              -
Noncurrent Deferred Income Tax Asset (net of $7,753 and $8,483 allowance) . .        5,092          8,713
Noncurrent Receivables (net of allowance for doubtful accounts of
    $2,884 and $3,667) and Other Assets . . . . . . . . . . . . . . . . . . .        2,625          1,972
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . . . . .        1,056          1,137
                                                                                  --------       --------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $249,921       $209,818
                                                                                  ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term bank loans . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,200       $  1,600
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .        5,280            126
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .       18,701         16,053
    Other current liabilities   . . . . . . . . . . . . . . . . . . . . . . .       22,466         19,609
                                                                                  --------       --------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .       54,647         37,388
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,303            369
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,997          1,872
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,314         41,550
Shareholders' Equity:
    Common stock, no par value:
     25,000,000 shares authorized; 14,062,358 and 13,561,440 shares
       issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . .      134,428        130,177
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (451)        (1,221)
    Cumulative foreign currency translation adjustments . . . . . . . . . . .         (317)          (317)
                                                                                  --------       --------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . .      133,660        128,639
                                                                                  --------       --------
       Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $249,921       $209,818
                                                                                  ========       ========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included in this report are unaudited but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated. Certain reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.


(2)  UNCONSOLIDATED AFFILIATES

     The following tables set forth certain summarized financial information of the Company's unconsolidated affiliates as shown by the financial statements of the affiliates.


                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                    -----------------------
                                                                     1995            1994
                                                                    -------         -------
               Revenues:
                   Pool Arabia, Ltd.  . . . . . . . . . . . . .     $14,764         $18,416
                   Pool Arctic Alaska   . . . . . . . . . . . .           -(2)       16,440
                   Intairdril Oman L.L.C.   . . . . . . . . . .         265             822
                   Antah Drilling Sdn. Bhd.   . . . . . . . . .       2,089             918
                   Pool Santana, Limited  . . . . . . . . . . .       2,495           2,543
                                                                    -------         -------
                        Total . . . . . . . . . . . . . . . . .     $19,613         $39,139
                                                                    =======         =======

               Gross profit (1):
                   Pool Arabia, Ltd.  . . . . . . . . . . . . .     $ 5,461         $ 6,983
                   Pool Arctic Alaska   . . . . . . . . . . . .           -(2)        4,288
                   Intairdril Oman L.L.C.   . . . . . . . . . .         150             537
                   Antah Drilling Sdn. Bhd.   . . . . . . . . .       1,085             523
                   Pool Santana, Limited  . . . . . . . . . . .       1,003           1,039
                                                                    -------         -------
                        Total . . . . . . . . . . . . . . . . .     $ 7,699         $13,370
                                                                    =======         =======

               Net income (loss):
                   Pool Arabia, Ltd.  . . . . . . . . . . . . .     $    91         $ 1,003
                   Pool Arctic Alaska   . . . . . . . . . . . .           -(2)        2,059
                   Intairdril Oman L.L.C.   . . . . . . . . . .        (282)            196
                   Antah Drilling Sdn. Bhd.   . . . . . . . . .        (657)           (443)
                   Pool Santana, Limited  . . . . . . . . . . .         319             392
                                                                    -------         -------
                        Total . . . . . . . . . . . . . . . . .     $  (529)        $ 3,207
                                                                    =======         =======

_____________

(1) Gross profit is computed as revenues less operating expenses (which exclude depreciation and general and administrative expenses).

(2) On September 28, 1994, the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska, a partnership. The results of Pool Arctic Alaska have been included in the accompanying consolidated financial statements since the date of such acquisition.

                            POOL ENERGY SERVICES CO.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)  ACQUISITION OF GOLDEN PACIFIC CORP.

     On June 13, 1995, the Company purchased all of the outstanding capital stock of Golden Pacific Corp. ("GPC"), a privately-owned corporation, for approximately $18 million, consisting of long-term notes in the amount of $11.5 million, 493,543 shares of the Company's common stock valued at $4.2 million and $2.3 million in cash. The cash paid in the transaction was provided by the Company's existing syndicated bank line of credit. GPC is a California well-servicing company with a fleet of approximately 155 rigs and related equipment.

    The acquisition was accounted for under the purchase method, and accordingly the results of GPC have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as of the date of acquisition.
This allocation resulted in goodwill of approximately $10.5 million, which is being amortized on a straight-line basis over 30 years. The purchase price paid at closing is subject to certain adjustments, principally including adjustments based on GPC's earnings subsequent to May 28, 1994. The purchase price adjustment is expected to be finalized during 1995. The fair values of the assets acquired and liabilities assumed were as follows:

     Fair value of assets acquired, including $654 of cash and cash equivalents   . .     $ 36,987
     Long-term notes issued for capital stock of GPC  . . . . . . . . . . . . . . . .      (11,500)
     Company's common stock issued for capital stock of GPC   . . . . . . . . . . . .       (4,200)
     Cash paid for capital stock of GPC   . . . . . . . . . . . . . . . . . . . . . .       (2,300)
     Acquisition related expenditures   . . . . . . . . . . . . . . . . . . . . . . .       (1,049)
                                                                                          --------
     Liabilities assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 17,938
                                                                                          ========

    The following unaudited pro forma summary of financial information presents the Company's consolidated results of operations as if the acquisition had occurred at the beginning of the periods indicated, after including the impact of certain adjustments, such as: additional depreciation expense, amortization of goodwill, increased interest expense on the acquisition debt, decreased insurance expense, elimination of certain transactions with affiliates of GPC and related income tax effects.

                                                                              SIX MONTHS ENDED JUNE 30
                                                                      ---------------------------------------
                                                                         1995                         1994
                                                                      ----------                   ----------
                                                                      (In thousands except earnings per share)
     Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .    $147,679                     $132,432
                                                                       ========                     ========
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .    $  2,029                     $  2,199
                                                                       ========                     ========
     Earnings Per Share of Common Stock   . . . . . . . . . . . . .    $    .14                     $    .16
                                                                       ========                     ========
     Average Shares Outstanding   . . . . . . . . . . . . . . . . .      14,057                       14,051
                                                                       ========                     ========


    The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                            POOL ENERGY SERVICES CO.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(4)  LONG-TERM DEBT AND LINES OF CREDIT

     In April 1995, the Company obtained a three-year term loan to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska which was acquired in September 1994. This acquisition was originally funded from the Company's cash resources and approximately $6.7 million borrowed under its syndicated bank line of credit. The term loan is repayable in quarterly installments of $0.9 million through March 1996, followed by quarterly installments of $0.6 million through December 1997 and a final payment of $2.1 million on March 31, 1998. The term loan agreement contains restrictive covenants similar to those pertaining to the Company's syndicated bank line of credit and, in addition, includes a fixed charge coverage ratio covenant. At the Company's option, interest accrues at a floating rate based upon (i) the lenders' prime rate plus 0.5%, or (ii) the London Interbank Offered Rate (LIBOR) plus 2.75%, with the Company's choice of a one-, two-, three-, or six-month interest period. The applicable interest rate on amounts outstanding at June 30, 1995 was 8.81%. The term loan is cross-collateralized to the Company's syndicated bank line of credit.

     In June 1995, as partial consideration for the acquisition of GPC, the Company issued 10% subordinated notes aggregating $11.5 million which are due in 2005. Required principal payments on the notes are as follows: $1.5 million in 1996, $0.6 million in each of the years 1997 through 2000 and $7.5 million thereafter. These notes are subordinate to the Company's syndicated bank line of credit and $10 million term loan and are collateralized by (i) the well-servicing rigs and related equipment of the acquired business, (ii) real property of the acquired business and (iii) a $5 million letter of credit. The agreement pertaining to the subordinated notes contains various restrictive covenants, including covenants pertaining to the creation of certain encumbrances, the transaction of certain mergers or sales of assets, the creation of certain additional debt and other matters.

     In connection with the two debt transactions discussed above, the Company's syndicated bank line of credit was amended in the second quarter of 1995 to add as collateral the property owned by the Company's Alaska subsidiary and the Company's 13 platform rigs located in the Gulf of Mexico and to make certain changes with respect to the interest rate. Also, in June 1995 the expiration date of this line of credit was extended from April 1996 to April 1997. The interest rate is a floating rate which is, at the Company's option,
(i) the lenders' prime rate plus 0.25%, or (ii) LIBOR plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period.

     In connection with the GPC acquisition the Company assumed a liability for certain deferred compensation obligations of GPC. To evidence such obligations, the Company issued 10% two-year promissory notes aggregating $1.5 million in principal amount to three employees of GPC. Such notes are secured by the real property of the acquired business.

                            POOL ENERGY SERVICES CO.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(5)  INCOME TAXES

     In the second quarter of 1995, the Company determined that a valuation allowance related to its U.S. federal net operating loss ("NOL") carryforwards was no longer necessary. The elimination of this valuation allowance resulted from management's belief that it is now more likely than not that the Company will generate taxable income sufficient to realize the tax benefit of the NOL carryforwards prior to their expiration. This belief is based upon, among other factors, anticipated lower tax depreciation charges within the next one to two years as a result of most existing property becoming fully depreciated for U.S. tax purposes, the expected increase in taxable income associated with the GPC acquisition and consideration of available tax planning strategies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOLDEN PACIFIC CORP. ACQUISITION

     On June 13, 1995, the Company acquired all of the outstanding capital stock of Golden Pacific Corp. ("GPC"). GPC, which had annual revenues of approximately $50 million, operated a fleet of approximately 155 land well-servicing rigs in California. See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of this acquisition.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1995 AND 1994

     The Company had consolidated net income of $0.6 million for the quarter ended June 30, 1995, which included a $0.4 million after-tax charge for costs related to the GPC acquisition, compared to net income of $0.8 million for the second quarter of 1994. The average price per barrel of West Texas Intermediate crude oil was higher in the second quarter of 1995 compared to the second quarter of 1994, although average natural gas prices were 19% lower. Results from the Company's domestic operations improved primarily because of increased activity onshore in the lower 48 states and offshore in the Gulf of Mexico, offsetting reduced operating results in Alaska. The Company's domestic onshore operation reported second quarter well-servicing rig hours 18% higher than in the corresponding quarter of 1994; rig rates, however, were marginally lower. Rig utilization for the Company's Gulf of Mexico rigs was 68% in the second quarter of 1995 compared to 45% during the comparable period of 1994; average rig rates, however, declined significantly, particularly for jackup rigs. Earnings from the Company's Alaska operations decreased from the second quarter of 1994 due to one of its three land drilling rigs being on standby status in the second quarter of 1995, whereas it operated for part of the second quarter of 1994 before going on standby status, and due to the completion in late 1994 of a long-term offshore drilling rig contract.
Results from the Company's international operations decreased primarily due to lower earnings from the Company's unconsolidated affiliate in Saudi Arabia, reduced land drilling activity in Ecuador and the mid-1994 completion of two rig contracts in Kuwait.

     Revenues. Revenues were $63.8 million in the second quarter of 1995, an increase of 18% compared with revenues of $54.3 million in the second quarter of 1994. The increase was primarily attributable to higher levels of activity by the Company's domestic onshore well-servicing and Gulf offshore rig fleets, the inclusion of revenues from rigs and equipment previously owned by the Pool Arctic Alaska partnership, $2.4 million of revenues from rigs and equipment acquired in the GPC acquisition for the period June 14 through June 30, 1995 and greater rig activity in Oman and Pakistan, offset partly by reduced land drilling rig activity in Ecuador and the mid-1994 completion of two rig contracts in Kuwait.

      In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska and, accordingly, revenues generated from Pool Arctic Alaska rigs and equipment have been included in the Company's consolidated financial statements in the second quarter of 1995. Prior to the date of acquisition, Pool Arctic Alaska was an unconsolidated affiliate, and, accordingly, revenues for Alaska operations did not include revenues from Pool Arctic Alaska. Revenues for Alaska operations included in the Company's consolidated financial statements were $4.7 million in the second quarter of 1995, compared to $1.9 million in the corresponding quarter of 1994.

     Domestic onshore well-servicing revenues increased $5.0 million or 18% in the second quarter of 1995 from the corresponding quarter of 1994; in addition, domestic production services revenues increased $0.3 million or 2% in the second quarter of 1995 from the second quarter of 1994. Gulf offshore workover and drilling revenues increased $1.6 million or 20% and international operations revenues decreased $0.6 million or 11% from the second quarter of 1994. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.6 million in the second quarter of 1995 compared to $1.2 million in the second quarter of 1994. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, decreased $0.4 million from the second quarter of 1994 primarily as a result of the completion in early 1995 of three land workover rig contracts in Kuwait and the completion in March 1995 of a land drilling contract in Saudi Arabia. Earnings from Pool Arctic Alaska were $0.2 million in the first six months of 1994. Earnings from Pool Arctic Alaska ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in September 1994.

     Costs and Expenses. The Company's costs and expenses were $63.1 million in the second quarter of 1995, compared to $54.9 million in the corresponding quarter of 1994. Such increase was attributable to higher levels of activity in the Company's domestic onshore well-servicing and Gulf offshore service lines, the inclusion in the Company's consolidated financial statements of costs and expenses related to the rigs and equipment previously owned by the Pool Arctic Alaska partnership, $2.1 million of operating expenses related to the rigs and equipment purchased in the GPC acquisition for the period June 14 through June 30, 1995 and $0.6 million of expenses related to the GPC acquisition, primarily for yard closings. At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets. Such change increased net income for the second quarter of 1995 (as compared to the second quarter of 1994), by approximately $0.5 million.

     Interest Expense. Interest expense was $0.2 million higher in the second quarter of 1995 than in the second quarter of 1994 due to the $10 million term loan to refinance the acquisition of the 60.7% partnership interest in Pool Arctic Alaska and the GPC acquisition debt incurred in the second quarter of 1995.

     Income Taxes. The Company recorded income tax expense of $0.7 million in the second quarter of 1995 on income before income taxes of $1.3 million, compared to income tax expense of $27,000 on income before income taxes of $0.8 million in the second quarter of 1994. This increase of $0.7 million of net deferred income tax expense was due to stronger domestic operating results in the second quarter of 1995 plus the effect of certain amended U.S. federal tax returns, partly offset by there ceasing to be a need for deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal net operating loss carryforwards (see
Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion). Included with income tax expense for the second quarter of 1994 was a $0.2 million benefit related to certain prior years' foreign tax audits. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of its domestic and foreign locations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     The Company had consolidated net income of $0.8 million for the first six months of 1995, which included a $0.4 million after-tax charge for costs related to the GPC acquisition, compared to net income of $1.5 million for the first six months of 1994. Results from the Company's domestic operations improved primarily because of increased activity onshore in the lower 48 states, offsetting the effect of lower rates in the Gulf of Mexico and reduced operating results in Alaska. The Company's domestic onshore operation reported rig hours 14% higher for the first six months of 1995 than in the corresponding period of 1994; rig rates, however, were marginally lower. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 63% in the first six months of 1995 compared to 52% in the corresponding period of 1994; average rig rates, however, declined significantly, particularly for jackup rigs. Earnings from the Company's Alaska operations decreased from the first six months of 1994 due to one of its three land drilling rigs being on standby status during the first six months of 1995, whereas it operated for four months during the corresponding period of 1994 before going on standby status, and due to the completion in late 1994 of a long-term offshore drilling rig contract. Results from the Company's international operations decreased primarily due to lower earnings from the Company's unconsolidated affiliates in Saudi Arabia and Oman, reduced land drilling activity in Ecuador and the mid-1994 completion of two rig contracts in Kuwait.

     Revenues. Revenues for the first six months of 1995 were $126.7 million, an increase of 15% compared with revenues of $110.2 million for the first six months of 1994. This increase was attributable to a higher level of activity by the Company's domestic onshore well-servicing rig fleet, the inclusion of revenues from rigs and equipment previously owned by the Pool Arctic Alaska partnership, $2.4 million of revenues from rigs and equipment acquired in the GPC acquisition for the period June 14 through June 30, 1995, greater rig activity in Tunisia, Oman and Pakistan, and increased domestic production services activity in the first half of 1995, offset partly by lower rig rates for the Company's Gulf offshore rig fleet, the mid-1994 completion of two rig contracts in Kuwait and reduced land drilling rig activity in Ecuador.

     In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska, and accordingly revenues generated from Pool Arctic Alaska rigs and equipment have been included in the Company's consolidated financial statements in the first six months of 1995. Prior to the date of acquisition, Pool Arctic Alaska was an unconsolidated affiliate, and, accordingly, revenues for Alaska operations did not include revenues from Pool Arctic Alaska. Revenues for Alaska operations included in the Company's consolidated financial statements were $11.1 million in the first six months of 1995, compared to $3.8 million in the corresponding period of 1994.

     Domestic onshore well-servicing revenues increased $7.4 million or 13% in the first six months of 1995 from the corresponding period of 1994; in addition, domestic production services revenues increased $1.5 million or 8% in the first six months of 1995 from the first six months of 1994. Gulf offshore workover and drilling revenues decreased $1.1 million or 6% and international operations revenues increased $0.9 million or 8% from the first six months of 1994. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.4 million in the first six months of 1995 compared to $3.1 million in the first six months of 1994. Earnings from Pool Arctic Alaska were $0.7 million in the first six months of 1994. Earnings from Pool Arctic Alaska ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in September 1994. Earnings attributable to Pool Arabia, Ltd. decreased $0.6 million from the first six months of 1994 primarily as a result of the completion in early 1995 of three land workover rig contracts in Kuwait. Earnings attributable to Intairdril Oman L.L.C. decreased $0.2 million from the first six months of 1994 due to lower rig activity.

     Costs and Expenses. The Company's costs and expenses were $126.9 million in the first six months of 1995, compared to $112.1 million in the corresponding period of 1994. Such increase was attributable to higher levels of activity in the Company's domestic onshore well-servicing line and in Tunisia, Oman and Pakistan, the inclusion in the Company's consolidated financial statements of costs and expenses related to the rigs and equipment previously owned by the Pool Arctic Alaska partnership, $2.1 million of operating expenses related to the rigs and equipment purchased in the GPC acquisition for the period June 14 through June 30, 1995 and $0.6 million of expenses related to the GPC acquisition, primarily for yard closings, offset partly by lower repair and maintenance expenses for the Company's Gulf offshore fleet. At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets. Such change increased net income for the first six months of 1995 (as compared to the first six months of 1994), by approximately $1 million.

     Interest Expense. Interest expense was $0.4 million higher in the first six months of 1995 than in corresponding period of 1994 due primarily to the $10 million term loan to refinance the acquisition of the 60.7% partnership interest in Pool Arctic Alaska and the GPC acquisition debt incurred in the second quarter of 1995.

     Income Taxes. The Company recorded income tax expense of $0.6 million on income before income taxes of $1.4 million in the first six months of 1995, compared to income tax expense of $0.3 million on income before income taxes of $1.8 million in the first six months of 1994. This increase of $0.3 million of net deferred income tax expense was due to stronger domestic operating results in the first six months of 1995 plus the effect of certain amended U.S. federal tax returns, partly offset by there ceasing to be a need for deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal net operating loss carryforwards (see Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion). The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of its domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $4.2 million at June 30, 1995 compared to $2.6 million at December 31, 1994. Working capital was $27.6 million and $33.0 million at June 30, 1995 and December 31, 1994, respectively. The Company used a net $15.4 million for investing activities in the first six months of 1995, primarily for capital expenditures of $13.9 million, including $6.4 million for the construction of a new platform workover rig which is due to begin operating offshore Australia in the third quarter of 1995 and $2.7 million, net of cash acquired, as partial consideration for the acquisition of GPC and the related direct acquisition costs, offset partly by $1.0 million of proceeds from disposition of equipment. Investing activities provided $3.1 million in the first six months of 1994, including $7.0 million of proceeds from the sale and lease back of three offshore jackup rigs and $0.9 million of proceeds from the sale of other equipment, offset partly by $4.5 million of capital expenditures and $0.5 million for the final payments related to construction expenditures for an Alaska rig which was sold to a customer in 1993. The Company anticipates that 1995 capital expenditures (excluding the GPC acquisition) will consist of (i) approximately $19 million for capital additions and improvements to its existing rig fleet and (ii) approximately $7.2 million for the new platform workover rig for Australia. It is anticipated that the $19 million of capital expenditures will be financed chiefly through internally generated funds, although the Company will avail itself of borrowings as needed. The Company plans to obtain project financing to fund the cost of the new platform workover rig.

     Acquisition of GPC. On June 13, 1995, the Company acquired all of the outstanding capital stock of GPC for approximately $18 million, consisting of $11.5 million in subordinated long-term notes due in 2005, 493,543 shares of the Company's common stock valued at $4.2 million and $2.3 million in cash. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion.

     Also in connection with the GPC acquisition the Company assumed a liability for certain deferred compensation obligations of GPC. To evidence such obligations, the Company issued notes aggregating $1.5 million in principal amount to three employees of GPC. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

     As part of the acquisition of GPC, the Company assumed $2 million of GPC's debt, all of which was retired in June 1995.

     Credit Facilities and Long-Term Debt. The Company has available a syndicated bank line of credit (the "Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. In June 1995, expiration of the Line of Credit was extended from April 1996 to April 1997. The maximum availability is the lesser of (i) $30 million, or (ii) a calculated amount based upon a percentage of domestic receivables meeting certain criteria. At June 30, 1995, the maximum availability was approximately $28.2 million, of which $8.2 million had been drawn in cash and $13.7 million was being utilized to support the issuance of letters of credit, including $5.9 million in letters of credit issued in connection with the GPC acquisition as security for the acquisition debt and for obligations to GPC's insurers.

     In April 1995, the Company obtained a three-year term loan (the "Term Loan") to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska it acquired in September 1994. This acquisition was originally funded from the Company's cash resources and approximately $6.7 million borrowed under its syndicated bank line of credit. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

     In connection with obtaining the Term Loan in April 1995 and the Company's purchase of GPC in June 1995, the Line of Credit was amended to add as collateral all the property of the Company's wholly-owned Alaska subsidiary and the Company's 13 platform rigs located in the Gulf of Mexico and to make certain changes with respect to the interest rate. The Line of Credit was previously secured by certain accounts receivable, certain deposit accounts, and stock of subsidiary companies. The interest rate is a floating rate which is, at the Company's option, (i) the lenders' prime rate plus 0.25%, or (ii) LIBOR plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period.

     There were no short-term borrowings or long-term financing activities in the first six months of 1994, except by unconsolidated affiliates.

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual meeting of shareholders held on May 4, 1995 was adjourned until May 23, 1995 for the purpose of voting on a proposal to amend the Company's Articles of Incorporation to increase the Company's authorized Common Stock from 25 million to 40 million shares. The proposal received 8,728,714 affirmative votes, 4,034,270 negative votes, and there were 21,693 abstentions and 101,084 broker non-votes; the number of affirmative votes cast was insufficient to attain the required majority (two-thirds of outstanding shares) for such proposal to be approved.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      EXHIBIT NO.                                           DOCUMENT
      -----------                                           --------
      10.1(*)      -    Third Amendment and Waiver to 1994 Restated Credit Agreement, and First Amendment
                        and Waiver to 1995 Term Loan Agreement
      10.2(*)      -    Fourth Amendment to 1994 Restated Credit Agreement
      27(*)        -    Financial Data Schedule

_______________

(*)   Filed herewith

(b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K dated June 27, 1995 (Date of event: June 13, 1995), in respect of the purchase by the Registrant of all the outstanding capital stock of Golden Pacific Corp. The items reported in such Current Report were Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POOL ENERGY SERVICES CO.
                                              (Registrant)

AUGUST 11, 1995                           /S/  E. J. SPILLARD
- ---------------                      ------------------------------
    (Date)                                   E. J. Spillard
                                     Senior Vice President, Finance
                                      (principal financial officer)



AUGUST 11, 1995                            /S/  B. G. GORDON
- ---------------                      ------------------------------
    (Date)                                    B. G. Gordon
                                               Controller
                                     (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        DOCUMENT
- -------                                       --------
  10.1         -   Third Amendment and Waiver to 1994 Restated Credit Agreement, and First Amendment
                   and Waiver to 1995 Term Loan Agreement
  10.2         -   Fourth Amendment to 1994 Restated Credit Agreement
  27           -   Financial Data Schedule