Form 10-Q
period 1995-09-30
POOL ENERGY SERVICES CO
filed 1995-11-13
CIK 842815

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                -------------

                                  FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT  OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO
                       COMMISSION FILE NUMBER 0-18437

                                -------------

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
                        IF CHANGED SINCE LAST REPORT)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: Common stock, no par value - 14,063,983 shares

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                           THREE MONTHS ENDED SEPTEMBER 30
                                                                           -------------------------------
                                                                               1995               1994
                                                                           -----------        -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    75,515        $    56,167
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . .            752              1,038
                                                                           -----------        -----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         76,267             57,205
                                                                           -----------        -----------
Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . .         60,226             46,105
    Selling, general and administrative expenses  . . . . . . . . . . .         10,614              8,744
    Depreciation and amortization . . . . . . . . . . . . . . . . . . .          4,010              3,407
    GPC acquisition related costs . . . . . . . . . . . . . . . . . . .             43                  -
                                                                           -----------        -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,893             58,256
                                                                           -----------        -----------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . .            354                854
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .            727                 33
                                                                           -----------        -----------
Income (Loss) Before Income Taxes . . . . . . . . . . . . . . . . . . .          1,001               (230)
Income Tax Provision (Credit) . . . . . . . . . . . . . . . . . . . . .            357               (801)
                                                                           -----------        -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       644        $       571
                                                                           ===========        ===========
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . .    $       .05        $       .04
                                                                           ===========        ===========
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . .     14,063,515         13,560,928
                                                                           ===========        ===========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                            ------------------------------
                                                                                 1995             1994
                                                                             -----------      -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   202,174      $   166,404
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . .          2,170            4,133
                                                                             -----------      -----------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        204,344          170,537
                                                                             -----------      -----------
Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        160,852          132,887
    Selling, general and administrative expenses  . . . . . . . . . . . .         29,491           27,125
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .         10,834           10,371
    GPC acquisition related costs . . . . . . . . . . . . . . . . . . . .            643                -
                                                                             -----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        201,820          170,383
                                                                             -----------      -----------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . .            988            1,458
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,145               70
                                                                             -----------      -----------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .          2,367            1,542
Income Tax Provision (Credit) . . . . . . . . . . . . . . . . . . . . . .            953             (523)
                                                                             -----------      -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,414      $     2,065
                                                                             ===========      ===========
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . .    $       .10      $       .15
                                                                             ===========      ===========
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . . .     13,764,681       13,558,317
                                                                             ===========      ===========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                            ------------------------------
                                                                                1995               1994
                                                                             ---------          ---------
Net Cash Flows Provided by Operating Activities . . . . . . . . . . . . .    $   6,272          $     838
                                                                             ---------          ---------
Investing Activities:
    Property additions  . . . . . . . . . . . . . . . . . . . . . . . . .      (18,323)            (7,458)
    Expenditures for the acquisition of GPC, including acquisition costs,
     less cash acquired   . . . . . . . . . . . . . . . . . . . . . . . .       (2,980)                 -
    Payment for purchase of Pool Arctic Alaska, net of cash acquired  . .            -            (11,250)
    Expenditures for modification of Alaska Rig 428 . . . . . . . . . . .            -               (527)
    Proceeds from disposition of property, plant and equipment  . . . . .        1,758              8,618
    Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          464                473
                                                                             ---------          ---------
       Net Cash Flows Used for Investing Activities   . . . . . . . . . .      (19,081)           (10,144)
                                                                             ---------          ---------
Financing Activities:
    Proceeds and repayments of short-term borrowings - net  . . . . . . .        7,700              6,700
    Proceeds from exercise of stock options . . . . . . . . . . . . . . .           61                 45
    Retirement of debt assumed in GPC acquisition . . . . . . . . . . . .       (1,962)                 -
    Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . .       10,000                545
    Principal payments on long-term debt  . . . . . . . . . . . . . . . .       (1,943)               (20)
                                                                             ---------          ---------
       Net Cash Flows Provided by Financing Activities  . . . . . . . . .       13,856              7,270
                                                                             ---------          ---------
Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . .        1,047             (2,036)

Cash and Cash Equivalents at January 1, . . . . . . . . . . . . . . . . .        2,560              4,603
                                                                             ---------          ---------
Cash and Cash Equivalents at September 30,  . . . . . . . . . . . . . . .    $   3,607          $   2,567
                                                                             =========          =========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                   SEPTEMBER 30     DECEMBER 31
                                                                                       1995             1994
                                                                                   ------------     -----------
                                                                                   (Unaudited)
                            ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $    3,607      $    2,560
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              161             153
    Accounts and notes receivable (net of allowance for doubtful accounts
     of $1,481 and $1,622)  . . . . . . . . . . . . . . . . . . . . . . . . .           58,884          50,038
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,072          10,571
    Deferred income tax asset (net of $350 and $423 allowance)  . . . . . . .            4,464           3,275
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .            5,351           3,821
                                                                                    ----------      ----------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . .           83,539          70,418

Property, Plant and Equipment-Net . . . . . . . . . . . . . . . . . . . . . .          122,311         101,536
Investment in and Noncurrent Receivables from Unconsolidated Affiliates . . .           27,724          26,042
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,642               -
Noncurrent Deferred Income Tax Asset (net of $7,886 and $8,483 allowance) . .            5,130           8,713
Noncurrent Receivables (net of allowance for doubtful accounts of
    $2,818 and $3,667) and Other Assets . . . . . . . . . . . . . . . . . . .            2,487           1,972
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . . . . .            1,015           1,137
                                                                                    ----------      ----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  252,848      $  209,818
                                                                                    ==========      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term bank loans . . . . . . . . . . . . . . . . . . . . . . . . . .       $    9,300      $    1,600
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .            5,033             126
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .           19,549          16,053
    Other current liabilities   . . . . . . . . . . . . . . . . . . . . . . .           22,251          19,609
                                                                                    ----------      ----------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .           56,133          37,388
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,544             369
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,155           1,872
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,707          41,550

Shareholders' Equity:
    Common stock, no par value:
     25,000,000 shares authorized; 14,063,983 and 13,561,440 shares
       issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . .          134,438         130,177
    Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . .              193          (1,221)
    Cumulative foreign currency translation adjustments . . . . . . . . . . .             (322)           (317)
                                                                                    ----------      ----------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . .          134,309         128,639
                                                                                    ----------      ----------
       Total    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  252,848      $  209,818
                                                                                    ==========      ==========

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

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                                -------------------------
                                                  1995            1994
                                                ---------       ---------
     Revenues:
         Pool Arabia, Ltd.  . . . . . . . . .   $  21,600       $  27,585
         Pool Arctic Alaska (2)   . . . . . .           -          20,693
         Intairdril Oman L.L.C.   . . . . . .         308             834
         Antah Drilling Sdn. Bhd.   . . . . .       3,146           2,620
         Pool Santana, Limited  . . . . . . .       3,887           3,979
                                                ---------       ---------
              Total . . . . . . . . . . . . .   $  28,941       $  55,711
                                                =========       =========

     Gross profit (1):
         Pool Arabia, Ltd.  . . . . . . . . .   $   7,906       $  10,550
         Pool Arctic Alaska (2)   . . . . . .           -           5,330
         Intairdril Oman L.L.C.   . . . . . .         178             536
         Antah Drilling Sdn. Bhd.   . . . . .       1,712           1,920
         Pool Santana, Limited  . . . . . . .       1,508           1,737
                                                ---------       ---------
              Total . . . . . . . . . . . . .   $  11,304       $  20,073
                                                =========       =========

     Net income (loss):
         Pool Arabia, Ltd.  . . . . . . . . .   $    (135)      $   1,507
         Pool Arctic Alaska (2)   . . . . . .           -           1,903
         Intairdril Oman L.L.C.   . . . . . .        (348)             86
         Antah Drilling Sdn. Bhd.   . . . . .        (411)            517
         Pool Santana, Limited  . . . . . . .         494             678
                                                ---------       ---------
              Total . . . . . . . . . . . . .   $    (400)      $   4,691
                                                =========       =========

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

                            POOL ENERGY SERVICES CO.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(3)  ACQUISITION OF GOLDEN PACIFIC CORP.

     On June 13, 1995, the Company acquired all of the outstanding capital stock of Golden Pacific Corp. ("GPC"), a privately-owned California well-servicing company with a fleet of approximately 155 rigs and related equipment, for approximately $18 million, consisting of long-term notes in the amount of $11.5 million, 493,543 shares of the Company's common stock valued at $4.2 million and $2.3 million in cash. The cash paid in the transaction was provided by the Company's existing syndicated bank line of credit.

    The acquisition was accounted for under the purchase method, and accordingly the results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. This allocation resulted in goodwill of approximately $10.7 million, which is being amortized on a straight-line basis over 30 years. The purchase price paid at closing is subject to certain adjustments, principally including adjustments based on GPC's earnings for the period May 28, 1994 to June 13, 1995. The purchase price adjustments are expected to be finalized in early 1996. The fair values of the assets acquired and liabilities assumed were as follows:

     Fair value of assets acquired, including $654 of cash and cash equivalents   . .     $  37,230
     Long-term notes issued for capital stock of GPC  . . . . . . . . . . . . . . . .       (11,500)
     Company's common stock issued for capital stock of GPC   . . . . . . . . . . . .        (4,200)
     Cash paid for capital stock of GPC   . . . . . . . . . . . . . . . . . . . . . .        (2,300)
     Acquisition related expenditures   . . . . . . . . . . . . . . . . . . . . . . .        (1,292)
                                                                                          ---------
     Liabilities assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  17,938
                                                                                          =========

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

                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                      ---------------------------------
                                                                         1995                    1994
                                                                      ----------              ---------
                                                                   (In thousands except earnings per share)
     Revenues   . . . . . . . . . . . . . . . . . . . . . . . . . .   $  223,194              $ 205,095
                                                                      ==========              =========
     Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .   $    2,673              $   4,046
                                                                      ==========              =========
     Earnings Per Share of Common Stock   . . . . . . . . . . . . .   $      .19              $     .29
                                                                      ==========              =========
     Average Shares Outstanding   . . . . . . . . . . . . . . . . .       14,059                 14,052
                                                                      ==========              =========


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

                            POOL ENERGY SERVICES CO.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


(4)  LONG-TERM DEBT AND LINES OF CREDIT

     In April 1995, the Company obtained a three-year term loan to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska which was acquired in September 1994. This acquisition was originally funded from the Company's cash resources and approximately $6.7 million borrowed under its syndicated bank line of credit. The term loan is repayable in quarterly installments of $0.9 million through March 1996, followed by quarterly installments of $0.6 million through December 1997 and a final payment of $2.1 million on March 31, 1998. The term loan agreement contains restrictive covenants similar to those pertaining to the Company's syndicated bank line of credit and, in addition, includes a fixed charge coverage ratio covenant. At the Company's option, interest accrues at a floating rate based upon (i) the lenders' prime rate plus 0.5%, or (ii) the London Interbank Offered Rate (LIBOR) plus 2.75%, with the Company's choice of a one-, two-, three-, or six-month interest period. The applicable interest rate on amounts outstanding at September 30, 1995 was 8.63%. The term loan is cross-collateralized to the Company's syndicated bank line of credit.

     In June 1995, as partial consideration for the acquisition of GPC, the Company issued 10% subordinated notes aggregating $11.5 million which are due in 2005. Required principal payments on the notes are as follows: $1.5 million in 1996, $0.6 million in each of the years 1997 through 2000 and $7.5 million thereafter. These notes are subordinate to the Company's syndicated bank line of credit and $10 million term loan and are collateralized by (i) the well- servicing rigs and related equipment of the acquired business, (ii) real property of the acquired business and (iii) a $5 million letter of credit. The agreement pertaining to the subordinated notes contains various restrictive covenants, including covenants pertaining to the creation of certain encumbrances, the transaction of certain mergers or sales of assets, the creation of certain additional debt and other matters.

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

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

     The Company had consolidated net income of $0.6 million for the quarter ended September 30, 1995 which equaled net income for the quarter ended September 30, 1994. However, income before income taxes was $1.0 million for the current quarter, compared to a loss before income taxes of $0.2 million for the third quarter of 1994. The average price per barrel of West Texas Intermediate crude oil was lower by approximately 6% in the third quarter of 1995 than in the third quarter of 1994, and average natural gas prices dropped approximately 12% comparing the same periods. Results from the Company's domestic operations improved primarily due to the inclusion of results from rigs and equipment acquired in the GPC acquisition and increased activity onshore in the lower 48 states, offsetting reduced operating results in Alaska. The Company's domestic onshore operation reported third quarter well-servicing rig hours 50% higher than in the corresponding quarter of 1994, primarily due to the inclusion of rigs acquired in the GPC acquisition as well as higher overall rig utilization; rig rates, however, were marginally lower. Rig utilization for the Company's Gulf of Mexico rig fleet was 62% in the third quarter of 1995 compared to 50% during the comparable period of 1994; average rig rates, however, were lower, particularly for jackup rigs. Earnings from the Company's Alaska operations decreased from the third quarter of 1994 due to the completion in late 1994 of a long-term offshore drilling rig contract. Results from the Company's international operations increased primarily due to higher levels of activity in Tunisia, Oman and Pakistan and earnings attributable to a new offshore platform workover rig in Australia, offset partly by lower earnings from the Company's unconsolidated affiliate in Saudi Arabia.

     Revenues. Revenues were $75.5 million in the third quarter of 1995, an increase of 34% compared with revenues of $56.2 million in the third quarter of 1994. The increase was primarily attributable to the inclusion of revenues from rigs and equipment acquired in the GPC acquisition, the inclusion of revenues from rigs and equipment previously owned by the Pool Arctic Alaska partnership, a higher level of activity by the Company's domestic onshore well-servicing rig fleet, increased rig activity in Tunisia, Oman and Pakistan and the revenues attributable to a new offshore platform workover rig in Australia, offset partly by reduced land drilling rig activity in Ecuador.

     In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska, and accordingly, revenues generated from Pool Arctic Alaska rigs and equipment have been included in the Company's consolidated financial statements in the third quarter of 1995.
Prior to the date of such acquisition, the Company's revenues did not include revenues of Pool Arctic Alaska, which was an unconsolidated affiliate, but did include revenues from the Company's wholly-owned operations in Alaska.
Revenues for Alaska operations included in the Company's consolidated financial statements were $5.2 million in the third quarter of 1995. Revenues generated by the Company's wholly-owned operations in Alaska in the corresponding quarter of 1994 were $1.8 million.

     Domestic onshore well-servicing revenues increased $14.5 million or 51% in the third quarter of 1995 from the corresponding quarter of 1994, partly as a result of the GPC acquisition. Gulf of Mexico offshore workover and drilling revenues increased $0.4 million or 5% and international operations revenues increased $1.1 million or 18% from the third quarter of 1994. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.8 million in the third quarter of 1995 compared to $1.0 million in the third quarter of 1994. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, decreased $0.3 million from the third quarter of 1994 primarily as a result of the completion in early 1995 of three land workover rig contracts in Kuwait and the completion in March 1995 of a land drilling contract in Saudi Arabia. Results attributable to Pool Arctic Alaska were a loss of $0.2 million in the third quarter of 1994. Earnings from Pool Arctic Alaska ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in September 1994.

     Costs and Expenses. The Company's costs and expenses were $74.9 million in the third quarter of 1995, compared to $58.3 million in the corresponding quarter of 1994. Such increase was attributable to the inclusion of operating expenses related to the rigs and equipment obtained in the GPC acquisition, the inclusion of costs and expenses related to the rigs and equipment previously owned by the Pool Arctic Alaska partnership, and related costs associated with higher levels of activity in the Company's domestic onshore well-servicing and Gulf of Mexico offshore service lines. At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets. Such change increased net income for the third quarter of 1995 (as compared to the third quarter of 1994) by approximately $0.5 million.

     Other Income - Net. Other income - net in the third quarter of 1994 included a $0.5 million gain resulting from a settlement related to the sale in 1991 of Libya assets that had been written off in the mid-1980's when the Company terminated operations in that country.

     Interest Expense. Interest expense was $0.7 million higher in the third quarter of 1995 than in the third quarter of 1994 due to the $10 million term loan to refinance the acquisition of the 60.7% partnership interest in Pool Arctic Alaska, the GPC acquisition debt and higher borrowings under the Company's syndicated bank line of credit (the "Line of Credit").

     Income Taxes. The Company recorded income tax expense of $0.4 million in the third quarter of 1995 on income before income taxes of $1.0 million, compared to an income tax benefit of $0.8 million on a loss before income taxes of $0.2 million in the third quarter of 1994. This increase of $1.2 million of net deferred income tax expense was due to stronger domestic operating results in the third quarter of 1995 compared to the third quarter of 1994. Also, the third quarter of 1994 included a net reversal of $0.4 million of previously accrued foreign income taxes. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of its domestic and foreign locations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     The Company had consolidated net income of $1.4 million for the first nine months of 1995, which included a $0.4 million after-tax charge for costs related to the GPC acquisition, compared to net income of $2.1 million for the first nine months of 1994. However, income before income taxes of $2.4 million for the nine months ended September 30, 1995 showed a 54% improvement over income before income taxes of $1.5 million earned in the first nine months of 1994. Results from the Company's domestic operations improved primarily because of increased activity onshore in the lower 48 states, offsetting the effect of lower rates in the Gulf of Mexico and reduced operating results in Alaska. The Company's domestic onshore operation reported rig hours 26% higher for the first nine months of 1995 than in the corresponding period of 1994, primarily due to the inclusion of rigs from the GPC acquisition since June 14, 1995; rig rates, however, were marginally lower. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 63% in the first nine months of 1995 compared to 51% in the corresponding period of 1994; average rig rates, however, were lower, particularly for jackup rigs. Earnings from the Company's Alaska operations decreased from the first nine months of 1994 due to one of its three land drilling rigs being on standby status during the first nine months of 1995, whereas it operated for four months during the corresponding period of 1994 before going on standby status, and due to the completion in late 1994 of a long-term offshore drilling rig contract. Results from the Company's international operations decreased primarily due to lower earnings from the Company's unconsolidated affiliates in Saudi Arabia and Oman, reduced land drilling activity in Ecuador and the absence of two rig contracts in Kuwait which were completed in mid-1994.

     Revenues. Revenues for the first nine months of 1995 were $202.2 million, an increase of 21% compared with revenues of $166.4 million for the first nine months of 1994. This increase was attributable to the inclusion of revenues from rigs and equipment previously owned by the Pool Arctic Alaska partnership, revenues from rigs and equipment acquired in the GPC acquisition, a higher level of activity by the Company's domestic onshore well-servicing rig fleet, increased rig activity in Tunisia, Oman and Pakistan, revenues attributable to a new offshore platform workover rig in Australia and increased domestic production services activity in the first nine months of 1995, offset partly by lower rig rates for the Company's Gulf offshore rig fleet, the absence of two rig contracts in Kuwait which were completed in mid-1994 and reduced land drilling activity in Ecuador.

     In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska, and accordingly revenues generated from Pool Arctic Alaska rigs and equipment have been included in the Company's consolidated financial statements in the first nine months of 1995. Prior to the date of such acquisition, the Company's revenues did not include revenues of Pool Arctic Alaska, which was an unconsolidated affiliate, but did include revenues from the Company's wholly-owned operations in Alaska.
Revenues for Alaska operations included in the Company's consolidated financial statements were $16.3 million in the first nine months of 1995. Revenues generated by the Company's wholly-owned operations in Alaska in the corresponding period of 1994 were $5.7 million.

     Domestic onshore well-servicing revenues increased $21.9 million or 26% in the first nine months of 1995 from the corresponding period of 1994, partly as a result of the GPC acquisition. In addition, domestic production services revenues increased $1.3 million or 4% in the first nine months of 1995 from the first nine months of 1994. Gulf of Mexico offshore workover and drilling revenues decreased $0.7 million or 3%, and international operations revenues increased $1.9 million or 11%, from the first nine months of 1994. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $2.2 million in the first nine months of 1995 compared to $4.1 million in the first nine months of 1994. Earnings attributable to Pool Arabia, Ltd. decreased $0.9 million from the first nine months of 1994 primarily as a result of the completion in early 1995 of three land workover rig contracts in Kuwait and the completion in March 1995 of a land drilling contract in Saudi Arabia. Earnings attributable to Pool Arctic Alaska were $0.5 million in the first nine months of 1994. Earnings from Pool Arctic Alaska ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in September 1994. Earnings attributable to Intairdril Oman L.L.C. decreased $0.2 million from the first nine months of 1994 due to lower rig activity.

     Costs and Expenses. The Company's costs and expenses were $201.8 million in the first nine months of 1995, compared to $170.4 million in the corresponding period of 1994. Such increase was attributable to the inclusion, for the period June 14 through September 30, 1995, of operating expenses related to the rigs and equipment obtained in the GPC acquisition, the inclusion of costs and expenses related to the rigs and equipment previously owned by the Pool Arctic Alaska partnership, $0.6 million of expenses related to the GPC acquisition, primarily for yard closings, and related costs associated with higher levels of activity in the Company's domestic onshore well-servicing line as well as in Tunisia, Oman and Pakistan. Partially offsetting these higher costs and expenses were lower repair and maintenance expenses for the Company's Gulf of Mexico offshore fleet and lower costs and expenses in Ecuador due to a reduced level of drilling activity. At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets.

Such change increased net income for the first nine months of 1995 (as compared to the first nine months of 1994) by approximately $1.6 million.

     Other Income - Net. Other income - net in the first nine months of 1994 included a $0.5 million gain resulting from a settlement related to the sale in 1991 of Libya assets that had been written off in the mid-1980's when the Company terminated operations in that country.

     Interest Expense. Interest expense was $1.1 million higher in the first nine months of 1995 than in the corresponding period of 1994 due primarily to the $10 million term loan to refinance the acquisition of the 60.7% partnership interest in Pool Arctic Alaska, the GPC acquisition and higher borrowings under the Company's Line of Credit.

     Income Taxes. The Company recorded income tax expense of $1.0 million on income before income taxes of $2.4 million in the first nine months of 1995, compared to an income tax benefit of $0.5 million on income before income taxes of $1.5 million in the first nine months of 1994. This increase of $1.5 million of net deferred income tax expense was due to stronger domestic operating results in the first nine months of 1995 plus the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal net operating loss carryforwards (see Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion). The first nine months of 1994 included a net reversal of $0.6 million of previously accrued foreign income taxes. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of its domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $3.6 million at September 30, 1995 compared to $2.6 million at December 31, 1994. Working capital was $27.4 million and $33.0 million at September 30, 1995 and December 31, 1994, respectively. The Company used a net $19.0 million for investing activities in the first nine months of 1995, primarily for capital expenditures of $18.3 million, including $6.7 million for the construction of a new offshore platform workover rig which began earning revenues in Australia in the third quarter of 1995, and $3.0 million, net of cash acquired, used in connection with the acquisition of GPC, offset partly by $1.8 million of proceeds from dispositions of equipment. The Company used a net $10.1 million for investing activities in the first nine months of 1994. This included the purchase of Pool Arctic Alaska for $11.3 million, net of cash acquired, and $8.0 million of other capital expenditures, offset partly by $7.0 million of proceeds from the sale and leaseback of three offshore jackup rigs and $1.6 million of proceeds from sales of other equipment. The Company anticipates that 1995 capital expenditures (excluding the capital expenditures for the GPC acquisition) will consist of (i) approximately $19.5 million for capital additions and improvements to its existing rig fleet and (ii) approximately $7.2 million for the new offshore platform workover rig in Australia. It is anticipated that the $19.5 million of capital expenditures will be financed chiefly through internally generated funds, although the Company will avail itself of borrowings as needed. The Company is in the process of obtaining $6.5 million of project financing to refinance the cost of the new offshore platform workover rig located in Australia which the Company paid for in the first nine months of 1995.

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

     Credit Facilities and Long-Term Debt. The Company has available a Line of Credit to finance temporary working capital requirements and to support the issuance of letters of credit. In June 1995, expiration of the Line of Credit was extended from April 1996 to April 1997. The maximum availability is the lesser of (i) $30 million, or (ii) a calculated amount based upon a percentage of domestic receivables meeting certain criteria. At September 30, 1995, the maximum availability was $30 million, of which $9.3 million had been drawn in cash and $13.8 million was being utilized to support the issuance of letters of credit, including $5.9 million in letters of credit issued in connection with the GPC acquisition as security for the acquisition debt and for obligations to GPC's insurers.

     In April 1995, the Company obtained a three-year term loan (the "Term Loan") to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska it acquired in September 1994. This acquisition was originally funded from the Company's cash resources and approximately $6.7 million borrowed under its Line of Credit. Since April 1995, the Company has made scheduled principal payments of $1.8 million on this Term Loan. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

     In connection with obtaining the Term Loan in April 1995 and the Company's purchase of GPC in June 1995, the Line of Credit was amended to add as collateral all the property of the Company's wholly-owned Alaska subsidiary and the Company's 13 platform rigs located in the Gulf of Mexico and to make certain changes with respect to the interest rate. The Line of Credit continues to be secured by certain accounts receivable, certain deposit accounts, and stock of subsidiary companies. The interest rate is a floating rate which is, at the Company's option, (i) the lenders' prime rate plus 0.25%, or (ii) LIBOR plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                   DOCUMENT
     -----------                   --------

         27(*)   -     Financial Data Schedule
_______________
(*)  Filed herewith
(b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K/A (Amendment No. 1) dated August 25, 1995 (Date of event: June 13, 1995), for the purpose of supplying the financial statements of Golden Pacific Corp. and Subsidiaries and the pro forma financial information of the Company reflecting the addition of Golden Pacific Corp. and Subsidiaries, which were omitted from the Form 8-K filed June 27, 1995 in reliance on
     Item 7(a)(4).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  POOL ENERGY SERVICES CO.
                                                        (Registrant)

       NOVEMBER 10, 1995                            /S/  E. J. SPILLARD
--------------------------------           ------------------------------------
             (Date)                                    E. J. Spillard
                                               Senior Vice President, Finance
                                               (principal financial officer)



       NOVEMBER 10, 1995                             /S/  B. G. GORDON
--------------------------------           ------------------------------------
             (Date)                                     B. G. Gordon
                                                         Controller
                                               (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                            DOCUMENT
 -------                           --------
  27           -   Financial Data Schedule