Form 10-K405
period 1995-12-31
POOL ENERGY SERVICES CO
filed 1996-03-12
CIK 842815

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT  OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER 0-18437

                            --------------------

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

                            --------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF                            NAME OF EACH EXCHANGE
           EACH CLASS                            ON WHICH REGISTERED
           ----------                            -------------------
              None                                      None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, no par value
                              (TITLE OF CLASS)

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing requirements for  the past 90 days.  Yes  X    No
                                                      ---      ---

          The number of shares of the registrant's common stock outstanding on February 15, 1996 was 14,072,983.

          The aggregate market value of the voting stock held by non-affiliates of the registrant at February 15, 1996 based on the closing price on the NASDAQ
 National Market System on that date was approximately $134,703,848.

                     DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement with respect to the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

================================================================================

                                   FORM 10-K

                                 ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----

                                    PART I
Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12
Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .    12

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . .    13
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .    22
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57

                                   PART III

Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . .    57
Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57
Item 12. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . .    57
Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . .    57

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    . . . . . . . . . . .    57

                                     PART I


ITEM 1. BUSINESS

      Pool Energy Services Co. (the "Company") is the largest well-servicing and workover company in the world based on the number of rigs it operates. It operates onshore and offshore, both domestically and internationally, providing services for multi-national, foreign national and independent oil and natural gas producers. The Company performs the routine maintenance and major overhauls necessary for oil and natural gas wells to function efficiently. The Company typically provides a well-servicing or workover rig, the crew to operate the rig and such other specialized equipment as may be needed. The Company also provides services for the drilling and completion of new oil and natural gas wells. The Company conducts a significant part of its foreign operations through unconsolidated affiliates.

      The Company was formed in 1988 to acquire Pool Company, the oilfield services business of ENSERCH Corporation ("ENSERCH"), and that acquisition was completed on April 24, 1990. Pool Company was established in 1948. As used in this document, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiary corporations and its unconsolidated affiliates.


BUSINESS STRATEGY

      Under the Company's strategic plan that was developed during 1994, key growth strategies include: seeking expansion opportunities in existing core market areas, particularly acquisitions which result in consolidation savings; entering new foreign markets with significant ongoing industry activity;and offering services complementary to the Company's core businesses through existing field locations. Notable examples of actions taken in the implementation of these strategies are as follows:

      In September 1994, the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska, a partnership, for $12.1 million in cash. The Company's Alaska operation now includes the three highly specialized Arctic land drilling rigs and related equipment formerly owned by the partnership. It provides rig and contract labor services, both onshore and offshore, in Alaska.

      On June 13, 1995, the Company acquired all of the outstanding capital stock of Golden Pacific Corp. ("GPC"). Prior to the acquisition, GPC had annual revenues of approximately $50 million and operated a fleet of approximately 155 land well-servicing rigs in California. See Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

      In the second half of 1995, the Company commenced operations under a term contract offshore Australia with a newly constructed platform workover rig. In addition, Antah Drilling Sdn. Bhd., the Company's 49%-owned Malaysia affiliate, is currently substantially modifying its platform drilling rig for operation under a term contract offshore Australia which is expected to commence in mid-1996.

                           TYPES OF SERVICES PROVIDED

WELL-SERVICING/MAINTENANCE SERVICES

      The Company provides maintenance services on the mechanical apparatus used to pump or lift oil and natural gas from producing wells. The Company provides the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells but which are more commonly required on oil wells. Well-servicing rigs have the same basic components as drilling rigs (i.e., a derrick, a hoisting mechanism and an engine). Many of these rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs typically take less than 48 hours to complete.


WORKOVER SERVICES

      In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workover operations are similar to maintenance operations but differ mainly in the extent of the repairs or services required. Workovers may be done, for example, to remedy equipment failures, to deepen a well in order to tap a new producing reservoir, to plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, to clean out and recomplete a well if production has declined, to repair leaks or to convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations are normally carried out with a well-servicing type rig with additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of the Company's well-servicing rigs are designed and equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.


COMPLETION SERVICES

      The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Oil companies often find that it is more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform completion operations. The Company's rigs are often used for this purpose. The completion process may require from a few days to several weeks.


CONTRACT DRILLING SERVICES

      The Company provides contract drilling services to oil and natural gas operators in all markets it serves except onshore markets in the lower 48 states. The Company's workover rigs can be used for drilling, although the Company typically uses its specialized drilling rigs for such operations. The Company also provides specialized accessory equipment, including pumps, rotary drilling equipment, trucks, camps and cranes. Several of the Company's land drilling rigs are equipped for self-sustained operations in remote locations in Alaska and overseas.


PRODUCTION AND OTHER SPECIALIZED SERVICES

      The Company provides other specialized services that are required, or can be used effectively, in conjunction with the previously described basic services. The main additional services are production services, consisting of the provision of onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that is often produced in conjunction with the production of oil and natural gas. The Company also provides plugging services for wells from which the oil or natural gas has been depleted and further production has become uneconomical.


                          BUSINESS BY GEOGRAPHIC AREA

      Financial data by geographic area for the three years ended December 31, 1995 are presented in Note 10 of Notes to Consolidated Financial Statements.


                            BUSINESS BY SERVICE LINE

      The Company operates in only one business segment - the oilfield services industry. Within that segment, the Company conducts business in the following distinct markets or business lines: domestic onshore well-servicing and production services, Gulf of Mexico offshore workover/drilling, international workover/drilling and related services and Alaska onshore and offshore workover/drilling.


DOMESTIC ONSHORE ACTIVITIES

       The Company's domestic onshore operation, which provides well-servicing, workover and production services, has locations in many of the major oil and natural gas producing fields in the continental United States. This operation currently provides services in ten states and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division. The Company's domestic onshore operation has 655 well-servicing rigs, of which 298 are located in Texas, 256 in California, 54 in Oklahoma and 47 in North Dakota, New Mexico, Arkansas, Montana and Louisiana. In 1995 rig hours were comprised of well-servicing/maintenance (56%), workover (29%), completion (10%) and plugging operations (5%). The Company's domestic onshore operation also provides production services consisting chiefly of fluid hauling and frac tank rental. The production services assets, located primarily in Texas, consist of 273 fluid hauling trucks, 682 frac tanks and nine saltwater disposal well facilities.


GULF OF MEXICO OFFSHORE ACTIVITIES

       Offshore in the Gulf of Mexico, the Company provides workover, well-servicing, completion and drilling services with its fleet of thirteen platform rigs and five jackup rigs. The Company also provides crews to oil and natural gas well operators under labor contracts. During the year ended December 31, 1995 approximately 86% of the Company's Gulf of Mexico offshore rig hours were related to workover, well-servicing and completion operations with the balance related to contract drilling. Offshore operations are normally conducted 24 hours a day, seven days a week under a term contract that is either for a specific period of time or until a program of work is completed.

INTERNATIONAL ACTIVITIES

       Internationally, the Company provides workover, well-servicing and drilling services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. During 1995, the Company operated in ten foreign countries. The Company has 39 rigs in foreign locations of which 22 are located in the Middle East, 12 in South America, three in Asia, one in Africa and one in Australia. The Company conducts a significant part of its foreign operations through joint venture companies in which it has approximately a 50% participation. The principal joint venture operations are conducted in Saudi Arabia (Pool Arabia, Ltd.), Malaysia (Antah Drilling Sdn. Bhd.) and Trinidad (Pool Santana, Limited). Beginning in mid-1996 Antah Drilling Sdn. Bhd. will also operate in Australia. The Company uses the equity method to account for these unconsolidated affiliates in the Company's financial statements. See Note 9 of Notes to Consolidated Financial Statements.


ALASKA ACTIVITIES

       In Alaska, the Company provides drilling, workover and well-servicing with its fleet of three highly specialized Arctic land drilling rigs, two offshore platform rigs and one multi-purpose rig. The Company also provides crews to oil and natural gas well operators in Alaska under labor contracts. The Company's services are principally provided onshore on the North Slope and offshore in the Cook Inlet. On September 28, 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska for $12.1 million in cash. For further information related to this acquisition, see Note 3 of Notes to Consolidated Financial Statements.

FINANCIAL DATA BY SERVICE LINES

       The following table presents information by service lines:

                                                                             FOR THE YEAR ENDED DECEMBER 31
                                                                         -----------------------------------
                                                                           1995          1994         1993
                                                                         ---------    ---------    ---------
                                                                                    (IN THOUSANDS)
Revenues:
        Domestic onshore well-servicing and production services:
          Central division  . . . . . . . . . . . . . . . . . . . . .    $ 134,423    $ 131,904    $ 133,398
          California division   . . . . . . . . . . . . . . . . . . .       58,780       26,603       29,781
        Gulf of Mexico offshore workover/drilling . . . . . . . . . .       37,415       36,020       38,676
        International workover/drilling and related services  . . . .       26,260       24,708       28,812
        Alaska workover/drilling  . . . . . . . . . . . . . . . . . .       20,427        9,940        9,857
                                                                         ---------    ---------    ---------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 277,305    $ 229,175    $ 240,524
                                                                         =========    =========    =========
Earnings Attributable to Unconsolidated Affiliates (1):
        International workover/drilling and related services  . . . .    $   2,955    $   4,495    $   6,831
        Alaska workover/drilling  . . . . . . . . . . . . . . . . . .            -          521           29
                                                                         ---------    ---------    ---------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $   2,955    $   5,016    $   6,860
                                                                         =========    =========    =========
Depreciation and Amortization (2):
        Domestic onshore well-servicing and production services:
          Central division  . . . . . . . . . . . . . . . . . . . . .    $   5,238    $   6,446    $   7,611
          California division   . . . . . . . . . . . . . . . . . . .        2,134        1,052        1,240
        Gulf of Mexico offshore workover/drilling . . . . . . . . . .        2,212        2,283        2,310
        International workover/drilling and related services  . . . .        2,424        2,742        4,415
        Alaska workover/drilling  . . . . . . . . . . . . . . . . . .        2,845        1,089          601
        Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .          149          148          130
                                                                         ---------    ---------    ---------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $  15,002    $  13,760    $  16,307
                                                                         =========    =========    =========
Income (Loss) Before Income Taxes (Excluding Provision for
  Leasehold Impairment) (3):
        Domestic onshore well-servicing and production services:
          Central division  . . . . . . . . . . . . . . . . . . . . .    $   5,927    $   2,799    $   1,449
          California division   . . . . . . . . . . . . . . . . . . .        3,828         (630)       1,285
        Gulf of Mexico offshore workover/drilling . . . . . . . . . .          161       (1,307)       2,744
        International workover/drilling and related services  . . . .        2,682        4,759        5,756
        Alaska workover/drilling  . . . . . . . . . . . . . . . . . .         (367)       3,247        3,643
        Corporate . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,118)      (6,427)      (7,278)
                                                                         ---------    ---------    ---------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,113    $   2,441    $   7,599
                                                                         =========    =========    =========

_____________
(1) A significant part of the operations of the Company is conducted through its unconsolidated affiliates, which are accounted for using the equity method. See Note 3 of Notes to Consolidated Financial Statements for information related to the Pool Arctic Alaska acquisition in 1994.
(2) See Note 1 of Notes to Consolidated Financial Statements for information related to the revision of estimated remaining depreciable lives of certain rigs and equipment in October 1994.
(3) See Note 6 of Notes to Consolidated Financial Statements for information related to the provision for leasehold impairment in 1994.

                                   EMPLOYEES

       At December 31, 1995, the Company had 4,982 employees, of whom 468 were employed by unconsolidated affiliates. None of the employees at any of the Company's locations (except Australia) are represented by a collective bargaining unit. Management believes that the Company's relationship with its employees is excellent.

                                 OTHER MATTERS

INTERNATIONAL RISKS

      The Company's foreign operations are subject to such uncertainties as the risk of expropriation or forced renegotiation of agreements, adverse tax policies, instability of foreign economies, foreign exchange restrictions and the possibility of armed conflict in certain areas. The Company has had no significant losses from any of the foregoing risks during the last five years in any country in which the Company presently operates. However, in Colombia weak demand for the Company's midsize drilling rigs, coupled with the escalation of drug-related violence during recent years resulted in the Company's disposing in 1993 of its Colombia assets, which as a result of a previously established reserve had no significant carrying value. Also in 1993, as a result of civil unrest in Djibouti, the Company wrote off against a previously established reserve the carrying value of its equipment in that country. In 1995, proceeds of an insurance settlement were received which partially offset the 1993 writeoff in Djibouti.

       The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities are routinely examined by foreign tax authorities. The Company maintains reserves for potential tax audit assessments and, in the opinion of management, any additional provision ultimately determined to be required as a result of such examinations or assessments will not be material to the Company's financial position or operations.


ENVIRONMENTAL REGULATION AND CLAIMS

       The Company's well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous materials, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. The Company employs personnel responsible for monitoring environmental compliance and arranging for remedial actions that may be required from time to time and also uses outside experts to advise on and assist with the Company's environmental compliance efforts. Costs incurred by the Company to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining useful lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts become known or probable and the cost can be reasonably estimated.

       Laws protecting the environment have generally become more stringent than in the past and are expected to continue to do so. Environmental laws and regulations typically impose "strict liability," which means that in some situations the Company could be exposed to liability for cleanup costs and other damages as a result of conduct of the Company that was lawful at the time it occurred or conduct of, or conditions caused by, others. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition.
From time to time, claims have been made and litigation has been brought against the Company under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on the Company's operations, financial condition or competitive position in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future.

       Under the Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," and related state laws and regulations, liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. The Company has been notified of its possible involvement with respect to the cleanup of two Superfund sites which were formerly operated by parties unrelated to the Company as oilfield waste disposal facilities, and has been named as a potentially responsible party with respect to the cleanup of one other Superfund site which was formerly operated by various parties unrelated to the Company as an oil refining and reclamation facility. Although at this time information about these matters has not been fully developed and it is not feasible to predict their outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on the Company's financial condition.

       Federal and state environmental regulations and changes thereto may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on the Company. For example, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as "hazardous wastes." If enacted, such legislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for the Company's services by making many wells and/or oilfields uneconomical to operate. To date, such legislation has not made significant progress toward enactment.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

       The Company owns several U.S. patents on designs for various types of oilfield equipment and on methods for conducting certain oilfield activities. The Company uses some of these designs and methods in the conduct of its business. The patents expire at various times to the year 2014. The Company also has several trademarks and service marks that it uses in various aspects of its business. While management believes its patent and trademark rights are valuable, the expiration or loss thereof would not have a material adverse effect on the Company's financial condition or results of operations.


COMPETITIVE CONDITIONS

       Although the number of available rigs has materially decreased over the past ten years, the well-servicing, workover and drilling industry remains very competitive. The number of rigs continues to exceed demand, resulting in severe price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. In all of the Company's market areas, competitive factors also include: the availability and condition of equipment to meet both special and general customer needs; the availability of trained personnel possessing the specialized skills required; and the overall quality of service, measured by performance and safety records. As an enhancement to its competitive position, the Company has been able to establish numerous strategic alliances with major customers in its domestic onshore, international and Alaska markets, including several alliances in California which were obtained upon the acquisition of GPC. One customer, Shell Oil Company, accounted for approximately 11% of the Company's consolidated revenues during 1995.

       Certain competitors are present in more than one of the Company's markets, although no one competitor operates in all of these areas. With 655 rigs, the Company has the most well-servicing rigs of any company in the domestic onshore market. In this market, the second largest competitor has approximately 400 rigs, two competitors have 100 to 200 rigs each, and several hundred competitors have smaller regional or local rig operations. In each of its domestic onshore locations, the Company competes with several firms of varying size. In the Gulf of Mexico, the Company is among five principal competitors providing workover/maintenance services. Internationally, the Company competes directly with various competitors at each location where it operates. In Alaska, the Company has six major competitors.


                               EXECUTIVE OFFICERS

       Listed below are the names, ages and positions of the Company's executive officers. Officers are elected annually following the Annual Meeting of Shareholders and serve one-year terms or until their successors are elected and qualified to serve.


         NAME                         AGE                             POSITION
    ---------------                 ------       ----------------------------------------------------------
    James T. Jongebloed               54         Chairman, President and Chief Executive Officer
    William J Myers                   59         Group Vice President-U.S. Operations
    Ronald G. Hale                    47         Group Vice President-International Operations
    Ernest J. Spillard                56         Senior Vice President, Finance
    G. Geoffrey Arms                  52         Vice President and General Counsel; Corporate Secretary
    Louis E. Dupre                    49         Vice President, Human Resources

      Mr. Jongebloed has been President and Chief Executive Officer of the Company since 1990 and President and Chief Operating Officer since 1989. He served Pool Company from 1978 to 1989 as Executive Vice President, Western Hemisphere, President of Pool-Intairdril and Group Vice President-International Operations.

      Mr. Myers has been Group Vice President-U.S. Operations of the Company since 1988. From 1985 to 1987 he was self employed, and from 1976 to 1985 he was the President and Chief Executive Officer of Anderson-Myers Drilling Company in Denver, Colorado.

      Mr. Hale has served in various management and executive positions with the Company for more than the last 15 years. From 1985 to 1989 he served as Vice President, Mid-East and Africa Region, International Operations. He became Group Vice President-International Operations in 1989.

      Mr. Spillard served from 1979 to 1981 as Controller of Pool Arabia, Ltd. From 1981 to 1986, he held various executive positions with the Company. He was Senior Vice President, Corporate Services, from 1986 to 1987 and has been Senior Vice President, Finance of the Company since 1987.

      Mr. Arms has been Vice President and General Counsel of the Company since 1985 and has been Corporate Secretary since 1990. He has served the Company as an attorney in various other positions since 1978.

      Mr. Dupre has been Vice President, Human Resources of the Company since 1994. From 1986 to 1994, he served as the Company's Controller. He has been an employee of the Company since 1978.

ITEM 2. PROPERTIES

      The following table sets forth the type, number and location of the domestic onshore equipment operated by the Company as of December 31, 1995:


                                                                       WELL-       FLUID
                                                                    SERVICING      HAULING     FRAC      DISPOSAL
                                                                       RIGS        TRUCKS      TANKS      WELLS
                                                                    ---------      -------    --------   --------
Central Division:
      Western District (West Texas and New Mexico)  . . . . . . . .     222           141         315          4
      Eastern District (Central and East Texas and Louisiana)   . .      35            70         235          2
      South Texas District  . . . . . . . . . . . . . . . . . . . .      43            47         105          1
      Rocky Mountain District (North Dakota and Montana)  . . . . .      29             2           -          -
      Oklahoma District (North Texas, Arkansas and Oklahoma)  . . .      70            13          27          2
                                                                     ------        ------      ------      -----
                                                                        399           273         682          9
                                                                     ------        ------      ------      -----
California Division:
      Northern District   . . . . . . . . . . . . . . . . . . . . .     163             -           -          -
      Southern District   . . . . . . . . . . . . . . . . . . . . .      93             -           -          -
                                                                      -----        ------      ------      -----
                                                                        256             -           -          -
                                                                      -----        ------      ------      -----
Total       . . . . . . . . . . . . . . . . . . . . . . . . . .         655           273         682          9
                                                                      =====        ======      ======      =====

        The following table sets forth the type, number and location of the Alaska, Gulf of Mexico and International rigs owned by the Company and its joint ventures as of December 31, 1995:

                                              LAND                     PLATFORM                     JACKUP
                                     -----------------------     ---------------------     -----------------------
                                     DRILLING       WORKOVER     DRILLING     WORKOVER     DRILLING       WORKOVER      TOTAL
                                     ---------      --------     --------     --------     --------       --------      -----
Alaska      . . . . . . . . . . .        3             1 (a)        2             -            -             -            6
Gulf of Mexico  . . . . . . . . .        -             -            3            10            -             5           18
International:
      Saudi Arabia  . . . . . . .        6             8            -             -            3             -           17
      Oman  . . . . . . . . . . .        2             3            -             -            -             -            5
      Ecuador   . . . . . . . . .        5             5            -             -            -             -           10
      Trinidad  . . . . . . . . .        -             -            -             2            -             -            2
      Malaysia  . . . . . . . . .        -             -            -             1            -             -            1
      Pakistan  . . . . . . . . .        1             1            -             -            -             -            2
      Tunisia   . . . . . . . . .        1             -            -             -            -             -            1
      Australia . . . . . . . . .        -             -            -             1            -             -            1
                                    ------         ------      ------        ------       ------        ------       ------
          Total International . .       15             17           -             4            3             -           39
                                    ------         ------      ------        ------       ------        ------       ------
Total . . . . . . . . . . . . . .       18             18           5            14            3             5           63
                                    ======         ======      ======        ======       ======        ======       ======

___________
(a) A multi-purpose workover or drilling rig that can be configured for either onshore or offshore use.

      The Company's corporate offices are located in Houston, Texas, where the Company subleases office space from ENSERCH at market rates under an agreement that expires in November 1997. The Company also leases from an unrelated party a 65- acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. The annual lease payments are approximately $2.2 million per year through March 1998 and $4.4 million per year thereafter until expiration of the lease in 2003. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety to a third party, under an operating sublease which expires in September 1997. The sublease provides for minimum sublease payments of $0.5 million per year for three years. Based on a conclusion that none of the facility is likely to be used in its future operations, the Company, in the fourth quarter of 1994, made a provision of $23.6 million to recognize all future lease expense, net of anticipated sublease income. The Company owns 32 and leases 50 domestic office and yard locations of which seven locations are not currently used. Internationally, the Company leases office and yard facilities at nine locations and owns facilities at five locations. In Alaska, the Company leases an office and yard facility in Anchorage and a yard facility on the North Slope.

      As partial consideration for the acquisition of GPC, the Company issued subordinated notes which are collateralized by the well-servicing rigs and related equipment and certain real property obtained in the GPC acquisition. The Company's 13 platform rigs located in the Gulf of Mexico and the property owned by the Company's Alaska subsidiary are pledged as collateral to secure payment of the Company's syndicated bank revolving line of credit and $10 million term loan (of which $7.4 million was outstanding at December 31, 1995). Eight domestic well-servicing rigs and related equipment purchased in 1994 are pledged as security for long-term debt related to the purchase thereof. The Company's offshore platform workover rig located in Australia was pledged in January 1996 as security for a four-year loan related to the construction of such rig.


ITEM 3. LEGAL PROCEEDINGS

      The Company from time to time is involved in ordinary and routine litigation incidental to its business, which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company.

      See also "Item 1. Business - Other Matters - Environmental Regulation and Claims."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                      MARKET PRICES AND COMMON STOCK DATA

      The Company's common stock is traded on the NASDAQ National Market System
under the symbol "PESC."   At February 15, 1996, the approximate number of
holders of record of the Company's common stock was 3,584. The following tables set forth the high and low sale prices per share of the Company's common stock for the periods indicated, as reported by NASDAQ.

                                                                              PRICE
                                                                      ---------------------
                                                                        HIGH          LOW
                                                                      --------    ---------
                     1995
                     ----
                         First Quarter  . . . . . . . . . . . . . .   $  8 5/8  $    6 5/8
                         Second Quarter   . . . . . . . . . . . . .      9 3/8       7 1/2
                         Third Quarter  . . . . . . . . . . . . . .      9 7/8       7 7/8
                         Fourth Quarter   . . . . . . . . . . . . .      9 7/8       8 1/2

                     1994
                     ----
                         First Quarter  . . . . . . . . . . . . . .   $  8 1/2  $    6 5/8
                         Second Quarter   . . . . . . . . . . . . .     10 1/2       6 3/8
                         Third Quarter  . . . . . . . . . . . . . .     10 3/8       7 7/8
                         Fourth Quarter   . . . . . . . . . . . . .      9           6 1/4

                                DIVIDEND POLICY

       The Company has not paid dividends on its common stock. The Board of Directors currently intends to retain any earnings for use in the Company's business and does not intend to pay dividends in the foreseeable future. In addition, certain of the Company's credit facilities prohibit the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The data has been derived from the Company's audited consolidated financial statements.

                                                                    YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------
                                                      1995 (1)    1994(2)      1993       1992       1991
                                                      --------    -------      ----       ----       ----
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
      Revenues    . . . . . . . . . . . . . . . . .   $277,305    $229,175   $240,524   $216,512   $225,840
      Earnings Attributable to Unconsolidated
        Affiliates (3)  . . . . . . . . . . . . . .      2,955       5,016      6,860      9,261      5,265
      GPC Acquisition Related Costs (4)   . . . . .        622           -          -          -          -
      Provision for Leasehold Impairment (5)  . . .          -      23,551          -          -          -
      Writedown of Assets (6)   . . . . . . . . . .          -           -          -      4,617          -
      Interest Expense  . . . . . . . . . . . . . .      1,811         253        508        917        695
      Income (Loss) Before Income Taxes   . . . . .      5,113     (21,110)     7,599     (6,730)     1,790
      Income (Loss) Before Cumulative Effect of
        Accounting Change   . . . . . . . . . . . .      3,132     (12,729)     6,200     (2,968)     2,543
         Per Share of Common Stock  . . . . . . . .        .23        (.94)       .46       (.22)       .19
      Cumulative Effect on Prior Years of Change in
         Accounting for Income Taxes (7)  . . . . .          -           -          -      1,159          -
      Net Income (Loss)   . . . . . . . . . . . . .      3,132     (12,729)     6,200     (1,809)     2,543
         Per Share of Common Stock  . . . . . . . .        .23        (.94)       .46       (.13)       .19
      Depreciation and Amortization (8)   . . . . .     15,002      13,760     16,307     18,022     18,337
      Property Additions (9)  . . . . . . . . . . .     23,436      10,897     14,223     11,581     27,233

BALANCE SHEET DATA (AT PERIOD END):
      Property, Plant and Equipment - Net   . . . .    124,024     101,536     85,297     97,198    110,437
      Total Assets  . . . . . . . . . . . . . . . .    248,443     209,818    193,154    196,486    197,878
      Long-Term Debt and Notes Payable to
         Related Parties (excluding
           current maturities)  . . . . . . . . . .     15,784         369          -          -       -
      Shareholders' Equity  . . . . . . . . . . . .    136,027     128,639    141,345    135,037    136,846

_________________
(1) Includes the results of GPC since the June 13, 1995 acquisition, which was accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.
(2) Includes the results from Pool Arctic Alaska since the September 28, 1994 acquisition, which was accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.
(3) The Company conducts a significant part of its operations through unconsolidated affiliates. See Note 9 of Notes to Consolidated Financial Statements.
(4) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the GPC acquisition related costs of $0.6 million pretax ($0.4 million, or $.03 per share after-tax).
(5) See Note 6 of Notes to Consolidated Financial Statements for a discussion of the $23.6 million pretax ($15.3 million, or $1.13 per share, after-tax) provision for leasehold impairment.
(6) In 1992, the Company recorded a $4.6 million pretax ($3.0 million, or $.23 per share, after-tax) writedown of certain of the Company's domestic offshore rigs and equipment.
(7)      The Company changed its method of accounting for income taxes in 1992.
(8) At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of the assets. The effect of this change in accounting estimate was to increase the 1995 net income by approximately $2.1 million or $.15 per share and to decrease the 1994 net loss by approximately $0.5 million or $.04 per share. At the beginning of the third quarter of 1991, the Company changed the estimated salvage values and remaining depreciable lives of certain equipment of the Company and its unconsolidated affiliates to better reflect the remaining economic lives of the assets and to treat them consistently with similar assets held by the Company. This change had the effect of decreasing the net loss for the year ended December 31, 1992 by $2.8 million or $.21 per share and increasing net income for the year ended December 31, 1991 by $1.2 million or $.09 per share.
(9)      Excluding acquisition of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


         GOLDEN PACIFIC CORP. ACQUISITION. On June 13, 1995, the Company acquired all of the outstanding capital stock of GPC. Prior to the acquisition, GPC had annual revenues of approximately $50 million and operated a fleet of approximately 155 land well-servicing rigs in California. See Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

         1995 COMPARED TO 1994. The Company, on a consolidated basis, had net income of $3.1 million in 1995, compared with a net loss of $12.7 million in 1994. The 1995 net income included a $0.6 million ($0.4 million after-tax) charge for costs related to the GPC acquisition. The 1994 results included a $23.6 million ($15.3 million after-tax) provision for leasehold impairment. (See "San Angelo Lease Commitment.") The average price per barrel of West Texas Intermediate crude oil was higher by approximately 7% in 1995 than in 1994. Although average natural gas prices dropped approximately 15% from 1994 to 1995, natural gas prices in December 1995 rose above $2.00 per mcf, the highest they had been since the first quarter of 1994. Results from the Company's domestic operations improved primarily because of increased activity onshore in the lower 48 states, offsetting the effect of reduced operating results in Alaska. The Company's domestic onshore operation reported rig hours 28% higher for 1995 than in 1994, primarily due to the inclusion of rigs from the GPC acquisition since June 14, 1995. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 65% in 1995, compared to 53% in 1994; average rig rates, however, were lower, particularly for the jackup rigs. Earnings from the Company's Alaska operations decreased from 1994 due to one of its three Arctic land drilling rigs being on standby status during 1995, whereas it operated for the first four months of 1994 before going on standby status for the remainder of the year, and due to the completion in late 1994 of a long-term offshore drilling rig contract. Results from the Company's international operations decreased primarily due to lower earnings from the Company's unconsolidated affiliate located in Saudi Arabia, reduced land drilling activity in Ecuador and the absence of two rig contracts in Kuwait which were completed in mid-1994.

         Revenues. Revenues were $277.3 million in 1995, compared to $229.2 million in 1994. This increase was attributable to the inclusion of revenues for the entire year of 1995 from rigs and equipment previously owned by the Pool Arctic Alaska partnership compared to three months of revenues in 1994 (see "Pool Arctic Alaska Acquisition"), revenues from rigs and equipment acquired in the GPC acquisition (see "Golden Pacific Corp. Acquisition"), a higher level of activity by the Company's domestic onshore well-servicing rig fleet, increased rig activity in Tunisia, Oman and Pakistan, revenues attributable to a new offshore platform workover rig in Australia and increased domestic production services activity in 1995, offset partly by the absence of two rig contracts in Kuwait which were completed in mid-1994 and reduced land drilling activity in Ecuador. Domestic onshore well-servicing and related services revenues increased $33.5 million or 29% in 1995 from 1994, chiefly as a result of the GPC acquisition. In addition, domestic production services revenues increased $1.2 million or 3% in 1995 from 1994. Domestic onshore rig utilization was 52% in 1995, compared to 48% in 1994. Gulf of Mexico offshore workover and drilling revenues in 1995 increased $1.4 million or 4% compared to 1994, due to higher rig utilization which was somewhat offset by lower rig rates. Revenues from international operations increased $1.6 million or 6% in 1995 from 1994, due to increased rig activity in Tunisia, Oman, Pakistan and Australia, offset partly by the absence of two rig contracts in Kuwait which were completed in mid-1994 and reduced land drilling activity in Ecuador. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

         In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska (see "Pool Arctic Alaska Acquisition"), and, accordingly, revenues generated from Pool Arctic Alaska rigs and equipment have been included in the Company's consolidated financial statements since the date of such acquisition. Revenues for Alaska operations included in the Company's consolidated financial statements were $20.4 million in 1995. Revenues generated by the Company's wholly-owned operations in Alaska in 1994 were $9.9 million, which included $5.7 million from an offshore rig operating in the Cook Inlet and $4.2 million generated after the acquisition date by the acquired Pool Arctic Alaska rigs and equipment. Prior to the date of such acquisition, the Company's revenues did not include revenues of Pool Arctic Alaska, which was an unconsolidated affiliate, but did include revenues from the Company's wholly-owned operations in Alaska.

      Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $3.0 million in 1995, compared to $5.0 million in 1994. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, decreased $1.3 million from 1994 to $2.3 million in 1995 primarily as a result of the completion in early 1995 of three land workover rig contracts in Kuwait and the completion in March 1995 of a land drilling contract in Saudi Arabia. Earnings attributable to Pool Arctic Alaska in 1994 were $0.5 million through the date of acquisition (see "Pool Arctic Alaska Acquisition"). Earnings from Pool Arctic Alaska ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in September 1994.

      Costs and Expenses. The Company's costs and expenses were $274.6 million in 1995, compared to $232.7 million in 1994 (excluding the provision for leasehold impairment). Such increase was attributable to (i) the inclusion, for the period June 14 through December 31, 1995, of costs and expenses related to the rigs and equipment obtained in the GPC acquisition, (ii) the inclusion in 1995 of a full year's costs and expenses related to the rigs and equipment previously owned by the Pool Arctic Alaska partnership, (iii) $0.6 million of expenses related to the GPC acquisition, primarily for yard closings, and (iv) costs associated with higher levels of activity in the Company's domestic onshore well- servicing line as well as in Tunisia, Oman, Pakistan and Australia. Partially offsetting these higher costs and expenses were lower repair and maintenance expenses for the Company's Gulf of Mexico offshore fleet, lower costs and expenses in Ecuador due to a reduced level of land drilling activity and a reduction in the accrued liability for workers' compensation and property damage claims. For a discussion of the $23.6 million provision for leasehold impairment included in the Company's 1994 costs and expenses, see "San Angelo Lease Commitment." At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets. Such change increased net income for 1995 as compared to 1994 by approximately $1.6 million or $.11 per share.

      Other Income - Net. Other income - net in 1994 included a $0.5 million gain resulting from a settlement related to the sale in 1991 of Libya assets that had been written off in the mid-1980's when the Company terminated operations in that country.

      Interest Expense. Interest expense was $1.6 million higher in 1995 than in 1994 due primarily to the $10 million term loan to refinance the acquisition of the 60.7% partnership interest in Pool Arctic Alaska, the GPC acquisition debt and higher average borrowings under the Company's syndicated bank revolving line of credit.

      Income Taxes. The Company recorded income tax expense of $2.0 million on income before income taxes of $5.1 million in 1995, compared to an income tax benefit of $8.4 million on a loss before income taxes of $21.1 million in 1994. The Company had income tax expense in 1995, compared to an income tax benefit in 1994 primarily as a result of the Company's recording in 1994 a provision for leasehold impairment which generated a deferred income tax benefit of $8.2 million. The 1995 tax expense was due to stronger domestic operating results in 1995 plus the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal net operating loss ("NOL") carryforwards. The 1994 tax benefit also included a net reversal of $0.6 million of previously accrued foreign income taxes. At December 31, 1995, the Company had recognized $6.7 million of deferred income tax assets, net of valuation allowance, in excess of deferred income tax liabilities. The net deferred income tax assets resulted primarily from the 1994 provision for leasehold impairment and the Company's U.S. federal income tax NOL carryforwards, which are expected to be realized within the 15-year carryforward periods. The U.S. NOL carryforwards at December 31, 1995 were $12.0 million from 1991, $18.3 million from 1992, $8.0 million from 1994 and an estimated $5.9 million from 1995; they are available for utilization through the year(s) 2006, 2007, 2009 and 2010, respectively. The NOL carryforwards are expected to be realized through future increases in taxable income as a result in part of lower tax depreciation charges due to most existing property becoming fully depreciated for U.S. tax purposes within the next one to two years and the expected increase in taxable income resulting from the GPC acquisition. If necessary, the Company also will consider repatriating future foreign earnings in order to fully realize the NOL carryforwards before their expiration. See Note 4 of Notes to Consolidated Financial Statements.

      1994 COMPARED TO 1993. The Company, on a consolidated basis, had a net loss of $12.7 million in 1994 compared with net income of $6.2 million in 1993. The 1994 results included a $23.6 million ($15.3 million after-tax) provision for leasehold impairment. (See "San Angelo Lease Commitment.") The 1994 results also reflected weaker market conditions than those prevailing in the prior year. Natural gas prices and the average price per barrel of West Texas Intermediate crude oil were both notably lower in 1994 than in 1993. The drop in the Company's domestic activity levels resulted primarily from the diminished interest of its customers in investing in U.S. exploration and production because of the weaker oil and natural gas prices during 1994. The Company's 1994 domestic onshore well-servicing rig hours were 9% lower than in 1993; however, rig rates increased slightly. Gulf of Mexico offshore rig utilization was 53% in 1994, compared to 77% in 1993. Despite the decrease in rig utilization, average rig rates were approximately 8% higher in 1994 than in 1993. Earnings from the Company's international operations decreased primarily due to the mid-1994 completion of two rig contracts in Kuwait and lower earnings from the Company's unconsolidated affiliates located in Saudi Arabia and Malaysia, offset partly by the contribution from increased rig activity in Ecuador. Earnings from the Company's Alaska operations in 1993 included a $1.1 million net after-tax gain on the sale of an offshore rig, Rig 428, resulting from the exercise of a purchase option by a customer.

      Revenues. Revenues were $229.2 million in 1994, compared to $240.5 million in 1993. The decrease in revenues from 1993 to 1994 was attributable to lower activity by the Company's domestic onshore well-servicing and Gulf of Mexico offshore rig fleets, lower rig mobilization revenues in Alaska, contracts being completed during 1993 in the Adriatic Sea and the Ivory Coast, and the mid-1994 completion of two rig contracts in Kuwait, offset partly by higher rig activity in Ecuador, higher domestic production services activity in 1994 and the inclusion since late September 1994 of revenues from rigs previously owned by Pool Arctic Alaska (see "Pool Arctic Alaska Acquisition"). Domestic onshore well-servicing revenues decreased $8.9 million or 7% in 1994 from 1993; this decrease was offset partly by domestic production services revenues which increased $4.2 million or 11% in 1994 from 1993. Domestic onshore rig utilization was 48% in 1994, compared to 51% in 1993. Gulf of Mexico offshore workover and drilling revenues in 1994 decreased $2.7 million or 7% compared to 1993, due to lower rig utilization caused by weaker natural gas prices during 1994. Revenues from international operations decreased $4.1 million or 14% in 1994 from 1993, due primarily to contracts being completed during 1993 in the Adriatic Sea and the Ivory Coast and the mid-1994 completion of two rig contracts in Kuwait, offset partly by higher rig activity in Ecuador. Revenues for international operations do not include revenues from the Company's foreign unconsolidated affiliates.

      Beginning in mid-1992, Alaska operations began operating an offshore rig in the Cook Inlet which earned revenues of $9.9 million in 1993 and $5.7 million in 1994, before coming off contract in late 1994. The utilization of this offshore rig, reassigned from California, marked the first time the Company had recognized revenues from its Alaska operations, as previous contracts had been performed by rigs owned or leased by Pool Arctic Alaska, an unconsolidated affiliate prior to September 1994. In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska, (see "Pool Arctic Alaska Acquisition") and accordingly revenues of $4.2 million generated from Pool Arctic Alaska rigs and equipment were included in the Company's consolidated financial statements from the date of such acquisition. Prior to the date of such acquisition, the Company's revenues did not include revenues from Pool

Arctic Alaska, which was an unconsolidated affiliate, but did include revenues from the Company's wholly-owned operations in Alaska.

         Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $5.0 million in 1994, compared to $6.9 million in 1993. Earnings from Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, decreased $1.2 million from 1993 to $3.7 million in 1994 primarily as a result of lower management fees paid to the Company in 1994 and the release of an offshore rig in early 1994. Earnings from Pool Arctic Alaska in 1994 were $0.5 million through the date of acquisition (see "Pool Arctic Alaska Acquisition") as compared to breakeven for the year ended December 31, 1993; these 1994 earnings were favorably affected by higher rig activity on the North Slope and improved results from labor and maintenance contracts in the Cook Inlet compared to the prior year. Earnings from the Company's Malaysia affiliate in 1994 decreased $1.3 million from 1993 due to the completion of a contract for an offshore rig during the first quarter of 1994.

         Costs and Expenses. The Company's costs and expenses were $232.7 million in 1994 (excluding the provision for leasehold impairment), compared to $241.5 million in 1993. The decrease in costs and expenses from 1993 to 1994 was attributable to (i) lower levels of activity for the Company's domestic onshore well-servicing, Gulf of Mexico offshore and international rig fleets,
(ii) lower rig mobilization expenses in Alaska, (iii) lower depreciation expense chiefly due to assets becoming fully depreciated and to a revision in the estimate of remaining depreciable lives of certain rigs and equipment and
(iv) a $1.0 million pretax charge recorded in 1993 against the carrying value of certain patent rights related to horizontal drilling technology. These cost reductions were offset partly by 1994 maintenance and lease expenses related to three Gulf of Mexico jackup workover rigs which were leased in December 1993. For a discussion of the $23.6 million provision for leasehold impairment included in the Company's costs and expenses in 1994, see "San Angelo Lease Commitment." At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets. Such change decreased the net loss for the year ended December 31, 1994 by approximately $0.5 million or $.04 per share.

         Other Income-Net. Other income-net in 1994 included a $0.5 million gain resulting from a settlement related to the sale in 1991 of Libya assets that had been written off in the mid-1980's when the Company terminated operations in that country. Other income-net in 1993 included a $1.2 million pretax gain related to the sale of Rig 428.

         Income Taxes. The Company recorded an income tax benefit of $8.4 million on a loss before income taxes of $21.1 million in 1994, compared to income tax expense of $1.4 million on income before income taxes of $7.6 million in 1993. The Company had an income tax benefit in 1994, compared to income tax expense in 1993 primarily as a result of the Company recording a provision for leasehold impairment in 1994 which generated a deferred income tax benefit of $8.2 million. The 1994 tax benefit also included a net reversal of $0.6 million of previously accrued foreign income taxes. The Company's U.S. federal income tax provision for 1993 reflected the effect, which was not significant, of the Revenue Reconciliation Act of 1993.

                       FINANCIAL CONDITION AND LIQUIDITY

         The Company had cash and cash equivalents of $5.5 million at December 31, 1995 compared to $2.6 million at December 31, 1994. Working capital was $27.0 million and $33.0 million at December 31, 1995 and 1994, respectively.

         Cash Flows. For the year ended December 31, 1995, net cash flows provided by operating activities were $20.6 million, compared with $5.3 million and $15.3 million in 1994 and 1993, respectively. The Company used a net $21.2 million for investing activities in 1995, primarily for capital expenditures of $23.4 million, including $6.9 million for the construction of a new offshore platform workover rig which began earning revenues in Australia in the third quarter of 1995, and $3.4 million, net of cash acquired, used in connection with the GPC acquisition and the related direct acquisition costs, partly offset by $2.4 million of proceeds from dispositions of equipment and $2.9 million of dividends from unconsolidated affiliates. The Company used a net $9.5 million for investing activities in 1994. This included the purchase of 60.7% of Pool Arctic Alaska for $11.3 million, net of cash acquired, and $11.4 million of other capital expenditures, offset partly by $7.0 million of proceeds from the sale and leaseback of three offshore jackup rigs, $3.4 million of proceeds from sales of other equipment and the receipt of $2.9 million of dividends from unconsolidated affiliates. The Company used a net $10.5 million for investing activities in 1993, including $14.2 million of capital expenditures, $1.4 million placed in escrow as collateral in connection with a sale and leaseback arrangement, $2.6 million of proceeds, net of related construction expenditures, from the sale of Alaska Rig 428, $1.7 million of proceeds from sales of other equipment and $0.7 million of dividends received from unconsolidated affiliates.


         Golden Pacific Corp. Acquisition. On June 13, 1995, the Company acquired all of the outstanding capital stock of GPC for approximately $18.8 million, consisting of $11.5 million of subordinated long-term notes due in 2005, 493,543 shares of the Company's common stock valued at $4.2 million and $3.1 million in cash. See Notes 3 and 5 of Notes to Consolidated Financial Statements for further discussion.

         Also in connection with the GPC acquisition the Company assumed a liability for certain deferred compensation obligations of GPC. To evidence such obligations, the Company issued notes aggregating $1.5 million in principal amount to three employees of GPC. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

         As part of the acquisition of GPC, the Company assumed GPC's debt of $2.0 million, all of which was retired in June 1995.

         Pool Arctic Alaska Acquisition. On September 28, 1994, the Company acquired the 60.7% partnership interest in Pool Arctic Alaska it did not previously own for $12.1 million in cash. The Company's Alaska operation now includes the three highly specialized Arctic land drilling rigs and related equipment formerly owned by the Pool Arctic Alaska partnership, and provides rig and contract labor services, both onshore and offshore, in Alaska. This acquisition was accounted for under the purchase method, and was initially funded from the Company's cash resources and approximately $6.7 million borrowed under its Line of Credit. In April 1995, the Company obtained a three-year loan (the "Alaska Loan") to refinance $10 million of the purchase price. During 1995, the Company made scheduled principal payments of $2.6 million on the Alaska Loan. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

         Credit Facilities and Long-Term Debt. The Company has available a syndicated bank revolving line of credit (the "Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. During 1995 expiration of the Line of Credit was extended from April 1996 to April 1997, and the maximum availability thereunder was increased. The maximum availability is the lesser of (i) $35 million (previously $30 million), or (ii) a calculated amount based upon a percentage of domestic receivables meeting certain criteria. At February 16, 1996, the maximum availability was $32.4 million, of which none had been drawn in cash and $13.4 million was being utilized to support the issuance of letters of credit. The interest rate is a floating rate which is, at the Company's option, (i) the lender's prime rate plus 0.25%, or (ii) the London Interbank Offered Rate (LIBOR) plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period. There is an approximate 1/2 of 1% commitment fee on the unutilized portion. The terms of the Line of Credit include restrictive covenants which, among other things, limit capital expenditures, prohibit certain liens, prohibit payment of dividends, limit additional debt and set certain minimum financial requirements. Advances under the Line of Credit are secured by certain accounts receivable, certain deposit accounts, all of the stock of the Company's domestic subsidiaries, 66% of the stock of the Company's consolidated foreign subsidiaries, the property of the Company's Alaska subsidiary and the Company's 13 platform rigs located in the Gulf of Mexico. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the credit agreement and the restrictions it imposes.

         In January 1996 the Company received $6.5 million under a four-year term loan agreement in order to refinance the construction costs incurred during 1995 to build a new offshore platform workover rig for a contract in Australia. The rig construction costs were initially funded from the Company's cash resources and borrowings under its Line of Credit. See Note 5 of Notes to Consolidated Financial Statements for further discussion of this term loan.

         In August 1994 the Company issued a four-year $0.5 million note in connection with a purchase of eight well- servicing rigs and related equipment. The note bears interest at 7% and is secured by the eight rigs and equipment that were purchased.

         Modifications to Alaska Rig 428 were funded in 1993 primarily through approximately $10 million of project financing which was repaid during 1993 from the proceeds from the sale of such rig. In May 1992 the Company had entered into a $4.4 million term loan and a $0.5 million revolving line of credit to finance the upgrade of another rig under contract in Alaska, and both of these loans were repaid in 1993.

         There were no long-term financing activities in 1993 except by unconsolidated affiliates. Two of the Company's unconsolidated affiliates have entered into loan agreements which impose restrictions on the ability of such affiliates to distribute dividends to the Company.

         Capital Expenditures. During 1996, the Company anticipates capital expenditures for improvements and upgrades to its existing rig fleet of approximately $16 million, most of which are not subject to fixed commitments. It is anticipated that these expenditures will be financed chiefly through internally generated funds, although the Company may avail itself of borrowings as needed. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

                                 OTHER MATTERS

         Accounting Standards. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106") on January 1, 1993. SFAS 106 requires the Company to accrue the estimated cost of certain retiree benefits during the years the employee provides services. The Company previously expensed the cost of these benefits as they were paid. In accordance with SFAS 106, the Company has elected to recognize the approximately $2.9 million accumulated benefit obligation at the date of adoption over a period of twenty years. See Note 7 of Notes to Consolidated Financial Statements.

         The Company also adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided after employment but before retirement to former or inactive employees, their beneficiaries and covered dependents. The adoption of the statement in 1993 had no significant effect on the Company's financial condition or results of operations.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement in the first quarter of 1996 will not have a material effect on the Company's financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB Opinion No. 25. Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has elected to continue to follow the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" for employee compensation and will disclose the pro forma information required under SFAS 123.

         Contingent Support Agreement. ENSERCH provides the Company with certain guarantees relating to (i) debt of the Company's Saudi Arabia affiliate and (ii) the San Angelo lease (see "San Angelo Lease Commitment"). See also
Note 8 to Notes to Consolidated Financial Statements. As required by such agreement, the Company in early 1993 replaced guarantees with respect to certain letters of credit that related principally to the Company's current and previous insurance programs. The Company in 1993 also satisfied certain other conditions set forth in the Contingent Support Agreement, enabling it to repurchase its preferred stock from ENSERCH for $1,000. Also under the agreement, ENSERCH had prepaid $4.0 million to the Company in 1990 for future domestic onshore well-servicing and production services to be provided by the Company to ENSERCH. The prepayment was applied annually against the first $1.0 million of such services provided and as of September 30, 1994 the entire $4.0 million of such prepayment had been applied.

         Insurance Obligations. The Company is obligated to pay the uninsured portion of the costs of personal injury and property damage incidents. For incidents that occurred prior to 1990, the Company incurred significant obligations under ENSERCH's insurance programs. The unpaid balance is estimated to be $2.7 million at December 31, 1995, and has been provided for in the Consolidated Financial Statements. The Company expects this obligation will continue to decline as the pre-1990 claims are settled and paid.
Effective January 1, 1990, the Company entered into a new insurance program, under which the Company's exposure for covered employee injury and third-party liability claims has been limited to deductibles which are significantly lower than those under the ENSERCH program.

         San Angelo Lease Commitment. The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas which it previously used for rig and equipment manufacturing and storage. Annual lease payments are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expires in September 1997. Prior to subleasing and vacating this facility in 1994, the Company beneficially utilized approximately 12% of the facility and charged to operations a proportionate share of the cost of the lease. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. Since September 1988, the cost associated with the unutilized portion of the facility has been charged against this accrued liability, which as of the fourth quarter of 1994, had substantially been used. For the remainder of the lease term, the Company does not anticipate utilizing any of this facility in its future operations nor does it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments; therefore, in the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million. This provision recognizes all future lease expense, net of anticipated sublease income. Such provision for leasehold impairment decreased 1994 net income by $15.3 million, or $1.13 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

Pool Energy Services Co.:

         We have audited the accompanying consolidated balance sheets of Pool Energy Services Co. and its subsidiaries ( the "Company") as of December 31, 1995 and 1994, and the related statements of consolidated operations and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pool Energy Services Co. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 1996

                            POOL ENERGY SERVICES CO.
                     STATEMENTS OF CONSOLIDATED OPERATIONS
          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------
                                                                         1995          1994          1993
                                                                      -----------   -----------   -----------
Revenues    . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   277,305   $   229,175    $  240,524
Earnings Attributable to Unconsolidated Affiliates  . . . . . . .           2,955         5,016         6,860
                                                                      -----------   -----------   -----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . .         280,260       234,191       247,384
                                                                      -----------   -----------   -----------
Costs and Expenses:
        Operating expenses  . . . . . . . . . . . . . . . . . . .         219,074       182,012       187,412
        Selling, general and administrative expenses  . . . . . .          39,927        36,927        37,797
        Depreciation and amortization . . . . . . . . . . . . . .          15,002        13,760        16,307
        GPC acquisition related costs . . . . . . . . . . . . . .             622             -             -
        Provision for leasehold impairment  . . . . . . . . . . .               -        23,551             -
                                                                      -----------   -----------   -----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . .         274,625       256,250       241,516
                                                                      -----------   -----------   -----------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . .           1,289         1,202         2,239
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . .           1,811           253           508
                                                                      -----------   -----------   -----------
Income (Loss) Before Income Taxes . . . . . . . . . . . . . . . .           5,113       (21,110)        7,599

Income Tax Provision (Credit) . . . . . . . . . . . . . . . . . .           1,981        (8,381)        1,399
                                                                      -----------   -----------   -----------
Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . . . .     $     3,132   $   (12,729)  $     6,200
                                                                      ===========   ===========   ===========
Earnings (Loss) Per Share of Common Stock . . . . . . . . . . . .     $       .23   $      (.94)  $       .46
                                                                      ===========   ===========   ===========
Average Common Shares Outstanding . . . . . . . . . . . . . . . .      13,840,122    13,559,108    13,526,429
                                                                      ===========   ===========   ===========


                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER 31
                                                                            ---------------------------------
                                                                               1995        1994        1993
                                                                            ---------   ---------   ---------
Operating Activities:
      Net Income (Loss)   . . . . . . . . . . . . . . . . . . . . . . . .   $   3,132   $ (12,729)  $   6,200
      Noncash items included above:
        Depreciation and amortization . . . . . . . . . . . . . . . . . .      15,002      13,760      16,307
        Deferred income taxes (credit)  . . . . . . . . . . . . . . . . .       1,261      (9,155)      1,310
        Undistributed earnings of unconsolidated affiliates . . . . . . .      (2,895)     (5,055)     (6,778)
        Provision for leasehold impairment  . . . . . . . . . . . . . . .           -      23,551           -
        Performance of prepaid rig services . . . . . . . . . . . . . . .           -      (1,000)     (1,000)
        Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (218)       (921)      2,260
      Payment of pre-1990 personal injury and property damage claims  . .         (37)       (322)       (816)
      Payment for lease of manufacturing facility   . . . . . . . . . . .      (2,148)     (2,148)     (2,148)
      Proceeds from sublease of manufacturing facility  . . . . . . . . .          88         544           -
      Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .        (786)       (964)       (341)
      Net effect of changes in operating working capital  . . . . . . . .       7,209        (224)        325
                                                                            ---------   ---------   ---------
      Net Cash Flows Provided by Operating Activities   . . . . . . . . .      20,608       5,337      15,319
                                                                            ---------   ---------   ---------
Investing Activities:
      Property additions  . . . . . . . . . . . . . . . . . . . . . . . .     (23,436)    (10,897)    (14,223)
      Expenditures for the acquisition of GPC, including acquisition
        costs, less cash acquired . . . . . . . . . . . . . . . . . . . .      (3,431)          -           -
      Payment for purchase of Pool Arctic Alaska, net of cash acquired  .           -     (11,250)          -
      Proceeds from sale of Alaska Rig 428  . . . . . . . . . . . . . . .           -           -      16,857
      Expenditures for modification of Alaska Rig 428   . . . . . . . . .           -        (527)    (14,304)
      (Increase) decrease in restricted cash  . . . . . . . . . . . . . .         154         110      (1,400)
      Proceeds from disposition of property, plant and equipment  . . . .       2,400       3,383       1,681
      Proceeds from sale of rigs to leasing company   . . . . . . . . . .           -       7,000           -
      Cash dividends received from unconsolidated affiliates    . . . . .       2,885       2,918         683
      Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .         204        (257)        177
                                                                            ---------   ---------   ---------
      Net Cash Flows Used for Investing Activities  . . . . . . . . . . .     (21,224)     (9,520)    (10,529)
                                                                            ---------   ---------   ---------
Financing Activities:
      Proceeds from exercise of stock options   . . . . . . . . . . . . .          61          45         404
      Proceeds and repayments of short-term borrowings - net  . . . . . .      (1,600)      1,600      (2,475)
      Retirement of debt assumed in GPC acquisition   . . . . . . . . . .      (1,962)          -           -
      Proceeds and repayments of project financing - net  . . . . . . . .           -           -      (1,298)
      Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . .      10,000         545           -
      Principal payments on long-term debt  . . . . . . . . . . . . . . .      (2,751)        (50)          -
      Principal payments on notes payable to related parties  . . . . . .        (200)          -           -
      Repurchase of preferred stock   . . . . . . . . . . . . . . . . . .           -           -          (1)
                                                                            ---------   ---------   ---------
      Net Cash Flows Provided by (Used for) Financing Activities  . . . .       3,548       2,140      (3,370)
                                                                            ---------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . .       2,932      (2,043)      1,420
Cash and Cash Equivalents at January 1, . . . . . . . . . . . . . . . . .       2,560       4,603       3,183
                                                                            ---------   ---------   ---------
Cash and Cash Equivalents at December 31, . . . . . . . . . . . . . . . .   $   5,492   $   2,560   $   4,603
                                                                            =========   =========   =========

                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                            DECEMBER 31
                                                                                       ----------------------
                                                                                         1995         1994
                                                                                       ---------    ---------
                                            ASSETS
Current Assets:
        Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      $   5,492    $   2,560
        Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            163          153
        Accounts and notes receivable (net of allowance for doubtful accounts of
          $1,059 and $1,622)  . . . . . . . . . . . . . . . . . . . . . . . . . .         47,941       45,159
        Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,754        3,177
        Accounts receivable from affiliates . . . . . . . . . . . . . . . . . . .          3,289        1,702
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,516       10,571
        Deferred income tax asset (net of $407 and $423 allowance)  . . . . . . .          3,469        3,275
        Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          3,525        3,821
                                                                                       ---------    ---------
           Total current assets   . . . . . . . . . . . . . . . . . . . . . . . .         78,149       70,418
Property, Plant and Equipment - Net . . . . . . . . . . . . . . . . . . . . . . .        124,024      101,536
Investment in and Noncurrent Receivables from Unconsolidated Affiliates . . . . .         26,001       26,042
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,174            -
Noncurrent Deferred Income Tax Asset (net of $6,314 and $8,483 allowance) . . . .          5,528        8,713
Noncurrent Receivables (net of allowance for doubtful accounts of $2,824 and
        $3,667) and Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .          2,594        1,972
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .            973        1,137
                                                                                       ---------    ---------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 248,443    $ 209,818
                                                                                       =========    =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Short-term bank loans . . . . . . . . . . . . . . . . . . . . . . . . . .      $       -    $   1,600
        Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .          4,385          126
        Current portion of notes payable to related parties . . . . . . . . . . .            400            -
        Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .         24,123       16,053
        Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,615       17,200
        Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,647        2,409
                                                                                       ---------    ---------
           Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .         51,170       37,388
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,859          369
Notes Payable to Related Parties  . . . . . . . . . . . . . . . . . . . . . . . .            925            -
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,323        1,872
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         43,139       41,550

Shareholders' Equity:
        Common stock, no par value:
          25,000,000 shares authorized; 14,063,983 and 13,561,440 shares
           issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . .        134,438      130,177
        Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . .          1,911       (1,221)
        Cumulative foreign currency translation adjustments . . . . . . . . . . .           (322)        (317)
                                                                                       ---------    ---------
           Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . .        136,027      128,639
                                                                                       ---------    ---------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 248,443    $ 209,818
                                                                                       =========    =========

                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain reclassifications have been made in the 1993 and 1994 financial statements to conform with the 1995 presentation.

         The Company - Pool Energy Services Co. (the "Company") was formed in November 1988 to acquire all of the oilfield services business of ENSERCH Corporation ("ENSERCH"), and that acquisition was consummated on April 24, 1990. As used herein, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiary corporations and its unconsolidated affiliates. The Company operates in only one business segment - the oilfield services industry. Within the oilfield services industry, the Company provides services and products to oil and natural gas well operators for the workover, maintenance and plugging of existing oil and natural gas wells and for the drilling and completion of new oil and natural gas wells. The Company operates in the United States, South America, the Middle East, Asia, Africa and Australia.

         Basis of Financial Statements - The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, and all significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method to account for affiliates in which it does not have voting control. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Revenue Recognition - The Company generally recognizes revenue when services are rendered or products are shipped.

         Foreign Currency Gains and Losses - The U.S. dollar is the functional currency for most of the Company's foreign operations, and for those operations, foreign currency gains and losses are included in the statement of consolidated operations as incurred. The functional currency of Pool Santana, Limited, the Company's unconsolidated affiliate in Trinidad, is the Trinidad and Tobago dollar, and the Company's share of Pool Santana's cumulative translation gains and losses is carried as an adjustment in the shareholders' equity section of the consolidated balance sheets.

         Property, Plant and Equipment - Depreciation of plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. The components of a rig that generally require replacement during the rig's life have useful lives that range from three to 12 years. The basic rigs, excluding such components, have estimated useful lives from date of original manufacture ranging from 22 to 35 years. Other property and equipment have useful lives that range from three to seven years. Estimated salvage values are assigned to the rigs based on an individual assessment of each rig and generally approximate 15% of cost. The estimated remaining depreciable lives of certain rigs and equipment were revised in October 1994 to better reflect their remaining economic lives. The effect of this change in accounting estimate was to increase 1995 net income by approximately $2.1 million or $.15 per share and to decrease the 1994 net loss by approximately $0.5 million or $.04 per share.

                            POOL ENERGY SERVICES CO.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement in the first quarter of 1996 will not have a material effect on the Company's financial position or results of operations.

         The Company capitalizes interest applicable to the construction of significant additions to property and equipment. Interest capitalized for the year ended December 31, 1995 was $0.1 million. No interest was capitalized in 1994 or 1993.

         Goodwill - Goodwill represents the excess of the aggregate price paid by the Company in the 1995 acquisition of Golden Pacific Corp. ("GPC"), accounted for as a purchase, over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis over a period of 30 years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable. Goodwill amortization expense totaled $0.2 million for the year ended December 31, 1995.

         Environmental Remediation and Compliance - Costs incurred to investigate and remediate contaminated sites are expensed unless the remediation extends the useful lives of the assets employed at the site. Remediation costs that extend the useful lives of the assets are capitalized and amortized over the remaining economic lives of such assets. Liabilities are recorded when the need for environmental assessments and/or remedial efforts becomes known or probable and the cost can be reasonably estimated.

         Income Taxes - The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards.

         Inventories - Inventories of spare parts, materials and supplies held for consumption are stated principally at average cost.

         Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and by policy limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. During 1995, one customer accounted for approximately 11% of the Company's consolidated revenues. During 1994 and 1993, no customer accounted for more than 10% of consolidated revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

                            POOL ENERGY SERVICES CO.

         Fair Values of Financial Instruments - Except for investments in its unconsolidated affiliates, which are accounted for under the equity method, the Company's financial instruments consist primarily of short-term, variable rate items for which management believes fair value approximates carrying value.

         Foreign Exchange Risk Management - The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company uses forward exchange contracts as economic hedges of exposed net investments in foreign entities in which that exposure exceeds $0.2 million and in currencies for which such contracts are available. At December 31, 1995 and 1994, only the Company's exposed net investment in its Malaysia affiliate was hedged. The Company's foreign exchange contracts do not subject the Company to the risk of exchange rate movements because gains and losses on these contracts offset gains and losses on the exposed investments being hedged. Realized and unrealized gains and losses on these contracts are recognized currently in the statement of consolidated operations. The forward exchange contracts generally have maturities which do not exceed 30 days. The Company had forward exchange contracts to purchase $3.3 million and $4.8 million in Malaysian ringgits at December 31, 1995 and 1994, respectively. The Company does not hold or issue financial instruments for trading purposes.

         Stock Incentive Plans - The Company accounts for stock option grants using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the Company's stock incentive plans, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB Opinion No. 25 no compensation cost is recognized.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB Opinion No. 25. Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has elected to continue to follow the provisions of APB Opinion No. 25 for employee compensation and will disclose the pro forma information required under SFAS 123.

         Cash Flows - For cash flow purposes, the Company considers all unrestricted highly liquid investments with less than a three-month maturity when purchased as cash equivalents.

         Earnings Per Share of Common Stock - Earnings per share is based on the average number of common shares and common equivalent shares outstanding during the year.

                            POOL ENERGY SERVICES CO.

2.       SHAREHOLDERS' EQUITY

         The following is a summary of transactions affecting shareholders' equity for the last three fiscal years:


                                                                                                  CUMULATIVE
                                                                                                   FOREIGN
                                                                                     RETAINED      CURRENCY
                                                           COMMON    PREFERRED       EARNINGS     TRANSLATION
                                                           STOCK      STOCK         (DEFICIT)     ADJUSTMENTS
                                                         ---------  ----------   --------------  -------------
Balance, January 1, 1993  . . . . . . . . . . . . . .    $ 129,728     $    1       $  5,308       $       -
         Net income . . . . . . . . . . . . . . . . .            -          -          6,200               -
         Common stock options exercised . . . . . . .          404          -              -               -
         Repurchase of preferred stock  . . . . . . .            -         (1)             -               -
         Translation adjustment . . . . . . . . . . .            -          -              -            (295)
                                                         ---------     ------       --------       ---------
Balance, December 31, 1993  . . . . . . . . . . . . .      130,132          -         11,508            (295)
         Net loss . . . . . . . . . . . . . . . . . .            -          -        (12,729)              -
         Common stock options exercised . . . . . . .           45          -              -               -
         Translation adjustment . . . . . . . . . . .            -          -              -             (22)
                                                         ---------     ------       --------       ---------
Balance, December 31, 1994  . . . . . . . . . . . . .      130,177          -         (1,221)           (317)
         Net income . . . . . . . . . . . . . . . . .            -          -          3,132               -
         Issuance of common stock for:
              Stock options exercised . . . . . . . .           61          -              -               -
              Business acquisition  . . . . . . . . .        4,200          -              -               -
         Translation adjustment . . . . . . . . . . .            -          -              -              (5)
                                                         ---------     ------       --------       ---------
Balance, December 31, 1995  . . . . . . . . . . . . .    $ 134,438     $    -       $  1,911       $    (322)
                                                         =========     ======       ========       =========

       Preferred Stock

         At the time of the Company's 1990 purchase of ENSERCH's oilfield services business, ENSERCH acquired 1,000 shares of the Company's preferred stock, with a total stated value of $1,000. The preferred stock was repurchased by the Company in October 1993 and is currently held in treasury.

       Shareholder Rights Plan

         The Company maintains a Shareholder Rights Plan (the "Rights Plan") that is designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all shareholders and to deter other abusive takeover tactics which are not in the best interests of shareholders. The Company's Board of Directors adopted the Rights Plan on June 7, 1994 and declared a dividend of one right ("Right") for each outstanding share of the Company's common stock to shareholders of record on June 23, 1994. The Rights only become exercisable, and transferable apart from the Company's common stock, ten business days following a public announcement that a person or group ("Acquirer") has acquired beneficial ownership of, or has commenced a tender or exchange offer for, 15% or more of the Company's common stock (each a "Triggering Event").

         Each Right initially entitles the holder to purchase one-third of one share of the Company's common stock at a price of $9.00, subject to adjustment. Upon the occurrence of a Triggering Event, each Right, in the absence of timely redemption of the Rights by the Company, will entitle the holder thereof (other than the Acquirer), instead, to receive upon exercise of the Right a number of the Company's common shares (or,

                            POOL ENERGY SERVICES CO.

in certain circumstances, cash, property or other securities of the Company) having a current market price equal to twice the exercise price for a full share. Following the occurrence of a Triggering Event, if the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power are sold or transferred, each Right, in the absence of timely redemption of the Rights by the Company, will entitle the holder thereof (other than the Acquirer) to receive a number of shares of common stock of the acquiring company having a current market price equal to twice the exercise price for a full share.

         The Rights may be redeemed by the Company in whole, but not in part, at a redemption price of $.01 per Right at any time prior to the Rights becoming exercisable. The Rights will expire on June 7, 2004. Until the Rights become exercisable, they have no dilutive effect on earnings per share. As of December 31, 1995, a total of 4,413,337 shares of the Company's common stock were reserved for issuance upon exercise of Rights.

         The description and terms of the Rights are set forth in a Rights Agreement between the Company and the First National Bank of Boston, as Rights Agent.

       Stock Incentive Plans

         In December 1993 the Company adopted the 1993 Employee Stock Incentive Plan for officers and key employees, which plan reserved for issuance up to 600,000 shares of the Company's common stock. The shares may be issued upon the exercise of non-qualified stock options granted under the plan or may be granted as restricted stock awards or bonus stock awards. Stock options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or the achievement of specific goals. During the restriction period, holders of restricted stock have the rights of stockholders, including the right to vote and receive cash dividends, except for the right to transfer ownership.

         In April 1990 the Company adopted the 1990 Employee Stock Option Plan for key employees, which plan reserved for issuance up to 1,000,000 shares of the Company's common stock, of which 62,830 had been purchased as of December 31, 1995 through the exercise of options. Options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. Since the adoption of the 1993 Employee Stock Incentive Plan no additional options may be granted under the 1990 Employee Stock Option Plan.

         Effective October 1991, the Company adopted the 1991 Directors' Stock Option Plan for members of its Board of Directors who are not full-time employees of the Company. The plan provides for the granting of options to purchase a maximum of 150,000 shares of the Company's common stock, of which 7,000 had been purchased as of December 31, 1995 through the exercise of options. The plan provides for each eligible director to receive automatically an initial option for 5,000 shares and to receive automatically an additional option for 2,000 shares on the date of each Annual Meeting of Shareholders after the initial grant at which such director is reelected. Options expire ten years after the date of the grant. Each option becomes exercisable as to 50% of the shares covered thereby at the end of one year from the date of grant and as to the remaining 50% at the end of two years from the date of grant.

                            POOL ENERGY SERVICES CO.

         The exercise price of options under all plans is the fair market value per share on the date the option is granted. The following table summarizes the stock option activity related to the Company's plans:

                                             1995                         1994                       1993
                                    -----------------------      -----------------------     -----------------------
                                                    PRICE                       PRICE                        PRICE
                                    SHARES        PER SHARE      SHARES        PER SHARE     SHARES        PER SHARE
                                    ------        ---------      -------       ---------     ------        ---------
                                                    (IN THOUSANDS, EXCEPT PRICE PER SHARE)
Outstanding, January 1  . . . . .    1,000     $6.125-$10.625      901      $6.125-$10.625      928       $6.125-$10.25

    Granted   . . . . . . . . . .      205       $7.625-$9.25      118       $7.125-$9.625       41      $10.00-$10.625

    Cancelled   . . . . . . . . .      (54)      $6.50-$10.25      (12)       $6.50-10.625      (27)      $6.375-$10.25

    Exercised   . . . . . . . . .       (9)     $6.375-$7.125       (7)              $6.50      (41)      $6.375-$10.25
                                     -----                       -----                        -----
Outstanding, December 31  . . . .    1,142     $6.125-$10.625    1,000      $6.125-$10.625      901      $6.125-$10.625
                                     =====                       =====                        =====
Exercisable, December 31  . . . .      799     $6.125-$10.625      768      $6.125-$10.625      670       $6.125-$10.25
                                     =====                       =====                        =====


3. BUSINESS ACQUISITIONS

       Golden Pacific Corp. Acquisition

         On June 13, 1995, the Company acquired all of the outstanding capital stock of GPC, a privately-owned California well-servicing company with a fleet of approximately 155 rigs and related equipment, for $18.8 million, consisting of long-term notes in the amount of $11.5 million, 493,543 shares of the Company's common stock valued at $4.2 million and $3.1 million in cash. The cash paid in the transaction was provided by the Company's existing syndicated bank revolving line of credit.

         The acquisition was accounted for under the purchase method, and accordingly the results of the acquired company have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. This allocation resulted in goodwill of approximately $11.4 million, which is being amortized on a straight-line basis over 30 years. In connection with the purchase of GPC, the Company recorded acquisition related costs totaling $0.6 million, primarily for yard closings. The fair values of the assets acquired and liabilities assumed were as follows:

  Fair value of assets acquired, including $654 of cash and cash equivalents  . . . . . . .   $  37,808
  Long-term notes issued for capital stock of GPC   . . . . . . . . . . . . . . . . . . . .     (11,500)
  Company's common stock issued for capital stock of GPC  . . . . . . . . . . . . . . . . .      (4,200)
  Cash paid for capital stock of GPC  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,078)
  Acquisition related expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (924)
                                                                                              ---------
  Liabilities assumed   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  18,106
                                                                                              =========

                            POOL ENERGY SERVICES CO.

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

                                                                                 YEAR ENDED DECEMBER 31
                                                                           ---------------------------------
                                                                              1995                   1994
                                                                           ---------              ----------
                                                                        (In thousands except earnings per share)

          Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 298,325              $  278,831
                                                                           =========              ==========
          Net Income  . . . . . . . . . . . . . . . . . . . . . . . . .    $   4,458              $  (10,214)
                                                                           =========              ==========
          Earnings Per Share of Common Stock  . . . . . . . . . . . . .    $     .32              $     (.73)
                                                                           =========              ==========
          Average Shares Outstanding  . . . . . . . . . . . . . . . . .       14,061                  14,053
                                                                           =========              ==========


         The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

       Pool Arctic Alaska Acquisition

         On September 28, 1994, the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska, a partnership, for $12.1 million in cash. The Company's Alaska operation now includes the three highly specialized Arctic land drilling rigs and related equipment formerly owned by the partnership. It provides rig and contract labor services, both onshore and offshore, in Alaska. The acquisition was funded from the Company's existing syndicated bank revolving line of credit and cash resources. During 1995, the Company obtained a three-year term loan to refinance $10 million of the purchase price (see Note 5).

         The acquisition has been accounted for under the purchase method and, accordingly, the results of Pool Arctic Alaska have been included in the accompanying consolidated financial statements since the date of acquisition. Prior to the date of acquisition, Pool Arctic Alaska was accounted for under the equity method based upon the Company's 39.3% partnership interest. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The fair values of the assets acquired and liabilities assumed were as follows:

          Fair value of assets acquired, including $890 of cash . . . .       $      13,761
          Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . .              12,140
                                                                              -------------
          Liabilities assumed . . . . . . . . . . . . . . . . . . . . .       $       1,621
                                                                              =============

         The Company also reclassified its investment in Pool Arctic Alaska of $10.9 million to its related assets and liabilities at the time of the acquisition.

                            POOL ENERGY SERVICES CO.

4. INCOME TAXES

         Provision (credit) for income taxes is summarized below:

                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                                            ---------------------------------
                                                                              1995         1994         1993
                                                                            ---------   ---------   ---------
Current:
    Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       -   $      57   $      47
    State     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           270         380         156
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           450         337        (114)
                                                                            ---------   ---------   ---------
        Total current . . . . . . . . . . . . . . . . . . . . . . . . .           720         774          89
                                                                            ---------   ---------   ---------
Deferred:
    Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,564      (8,674)      1,546
    State     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          96           -
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (303)       (577)       (236)
                                                                            ---------   ---------   ---------
        Total deferred  . . . . . . . . . . . . . . . . . . . . . . . .         1,261      (9,155)      1,310
                                                                            ---------   ---------   ---------
            Provision (credit) for income taxes   . . . . . . . . . . .     $   1,981   $  (8,381)  $   1,399
                                                                            =========   =========   =========

         The 1995 deferred income tax provision resulted primarily from the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to the U.S. federal net operating loss ("NOL") carryforwards. The 1994 deferred income tax benefit resulted primarily as a result of the Company's recording a provision for leasehold impairment which generated an income tax benefit of $8.2 million. The 1994 tax benefit also included a net reversal of $0.6 million of previously accrued foreign income taxes. The 1993 deferred income tax provision resulted primarily from an increase in deferred tax liabilities arising from the use of different depreciation methods for book and tax purposes. It reflects the effect, which was not significant, of the Revenue Reconciliation Act of 1993.

         Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows:

                                                             1995                            1994
                                                 ------------------------------  ----------------------------
                                                 DEFERRED TAX    DEFERRED TAX     DEFERRED TAX   DEFERRED TAX
                                                    ASSETS        LIABILITIES        ASSETS       LIABILITIES
                                                 ------------    --------------   ------------    ------------
Investment in subsidiaries and affiliates . .     $    2,192       $    1,821      $   2,196      $    1,982
Property      . . . . . . . . . . . . . . . .              -           27,393              -          21,700
Personal injury and property
        damage claims . . . . . . . . . . . .          4,004                -          4,094               -
Leases        . . . . . . . . . . . . . . . .          9,574                -         10,989               -
Accrued liabilities . . . . . . . . . . . . .          4,356                -          2,773               -
Inventory valuation . . . . . . . . . . . . .            453               27            449              31
Accounts receivable valuation . . . . . . . .            467                -            956               -
Net operating loss carryforward . . . . . . .         21,448                -         21,369               -
Other     . . . . . . . . . . . . . . . . . .            386              244            198             289
                                                  ----------       ----------      ---------       ---------
        Subtotal  . . . . . . . . . . . . . .         42,880           29,485         43,024          24,002

Valuation allowance . . . . . . . . . . . . .         (6,721)               -         (8,906)              -
                                                  ----------       ----------      ---------      ----------
        Total . . . . . . . . . . . . . . . .     $   36,159       $   29,485      $  34,118      $   24,002
                                                  ==========       ==========      =========      ==========

                            POOL ENERGY SERVICES CO.

        The total valuation allowance decreased a net $2.2 million in 1995 and $0.6 million in 1994.

        In 1995, the Company eliminated the valuation allowance related to its U.S. federal NOL carryforwards. Management believes that it is now more likely than not that the Company will generate taxable income sufficient to realize the tax benefit of the NOL carryforwards prior to their expiration due to among other factors, anticipated lower tax depreciation charges within the next one to two years as a result of most existing property becoming fully depreciated for U.S. tax purposes, the expected increase in taxable income resulting from the GPC acquisition and consideration of available tax planning strategies. If necessary, the Company also will consider repatriating future foreign earnings in order to fully realize the NOL carryforwards before their expiration.

       At December 31, 1995, the Company had $44.2 million of NOL available for carryforward to reduce U.S. federal income taxes payable in future years. The U.S. NOL carryforwards were $12.0 million from 1991, $18.3 million from 1992, $8.0 million from 1994 and an estimated $5.9 million from 1995; they are available for utilization through the year(s) 2006, 2007, 2009 and 2010, respectively. State and foreign NOL carryforwards have been fully reserved for in the Company's consolidated balance sheet.

         A reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes is shown below:

                                                                               FOR THE YEAR ENDED DECEMBER 31
                                                                              -------------------------------
                                                                               1995        1994        1993
                                                                              -------     ------      -------
U.S. federal statutory tax rate . . . . . . . . . . . . . . . . . . . .            35%         35%          35%
Provision (credit) for income taxes computed at U.S. federal
         statutory tax rate   . . . . . . . . . . . . . . . . . . . . .       $ 1,790     $(7,389)     $ 2,660
Effect of:
         Foreign tax rates different than U.S. federal statutory tax rate        (132)     (1,086)      (1,728)
         Alternative minimum tax  . . . . . . . . . . . . . . . . . . .             -          57           47
         State income taxes   . . . . . . . . . . . . . . . . . . . . .           175         414          101
         Other - net  . . . . . . . . . . . . . . . . . . . . . . . . .           148        (377)         319
                                                                              -------      ------      -------
Provision (credit) for income taxes . . . . . . . . . . . . . . . . . .       $ 1,981     $(8,381)     $ 1,399
                                                                              =======     =======      =======
Effective income tax rate . . . . . . . . . . . . . . . . . . . . . . .          38.7%      (39.7)%       18.4%
                                                                              =======     =======      =======

       Foreign income before income taxes is defined as income generated from operations in a foreign country, regardless of whether it is currently reportable for U.S. tax purposes. Components of income (loss) before income taxes are as follows:

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------
                                                                        1995           1994           1993
                                                                      ---------      ---------      ---------
Domestic      . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     513      $ (27,075)     $  (1,003)
Foreign       . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,600          5,965          8,602
                                                                      ---------      ---------      ---------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   5,113      $ (21,110)     $   7,599
                                                                      =========      =========      =========

       The earnings of the Company's foreign subsidiaries and affiliates are indefinitely invested outside the United States, and the Company estimates that no U.S. income taxes would be payable upon distribution of those unremitted earnings.

                            POOL ENERGY SERVICES CO.

         The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. At December 31, 1995, foreign income tax returns for prior years of certain foreign subsidiaries, unconsolidated affiliates and related entities were under examination and/or tax deficiencies had been assessed. In the opinion of management, any additional provisions for taxes which may ultimately be determined to be required as a result of such examinations or assessments will not be material to the Company's financial position or operations.

5.  LONG-TERM DEBT AND LINES OF CREDIT

       Lines of Credit

         The Company has a syndicated bank revolving line of credit (the "Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. During 1995 the expiration date of the Line of Credit was extended from April 1996 to April 1997, and the maximum availability thereunder was increased. The maximum availability under the Line of Credit is the lesser of (i) $35 million (previously $30 million), or (ii) a calculated amount based upon a percentage of domestic receivables which meet certain criteria. At December 31, 1995, the Company had $30.0 million available under the Line of Credit of which none had been drawn in cash and $13.7 million was being utilized to support the issuance of letters of credit, including $5.9 million in letters of credit issued in connection with the GPC acquisition as security for the acquisition debt and for obligations to GPC's insurers. The Line of Credit provides for certain restrictions on the Company, including a prohibition against additional debt (excluding $7 million of overdraft facilities), a prohibition on payment of dividends, a prohibition on certain liens, a limitation on capital expenditures, and minimum net worth and working capital covenants. Advances under the Line of Credit are secured by certain accounts receivable, certain deposit accounts, all of the stock of the Company's domestic subsidiaries, 66% of the stock of the Company's consolidated foreign subsidiaries, the property owned by the Company's Alaska subsidiary (net book value of $26.8 million at December 31, 1995) and the Company's 13 platform rigs located in the Gulf of Mexico (net book value of $6.1 million at
December 31, 1995).   The interest rate for the Line of Credit is a floating
rate which is, at the Company's option, (i) the lenders' prime rate plus 0.25%, or (ii) the London Interbank Offered Rate (LIBOR) plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period. The applicable interest rate was 8.75% and 9.625% at December 31, 1995 and 1994, respectively. There is an approximate 1/2 of 1% commitment fee on the unutilized portion of the Line of Credit.

         At December 31, 1995, the Company's unconsolidated affiliates had $5.2 million of unused short-term lines of credit and overdraft facilities.

       Long-Term Debt

         Long-term debt consisted of the following at December 31:

                                                                               1995         1994
                                                                             --------     --------
                10% Subordinated Notes (GPC)  . . . . . . . . . . . . . .    $ 11,500     $      -
                $10 Million Term Loan (Alaska)  . . . . . . . . . . . . .       7,375            -
                Other   . . . . . . . . . . . . . . . . . . . . . . . . .         369          495
                                                                             --------     --------
                                                                               19,244          495
                Less current maturities of long-term debt   . . . . . . .       4,385          126
                                                                             --------     --------
                                                                             $ 14,859     $    369
                                                                             ========     ========

                            POOL ENERGY SERVICES CO.

         In June 1995, as partial consideration for the acquisition of GPC, the Company issued 10% subordinated notes aggregating $11.5 million which are due in 2005. These notes are subordinate to the Company's Line of Credit and $10 million term loan and are collateralized by (i) the well-servicing rigs and related equipment of the acquired business which had an aggregate net book value of $9.3 million at December 31, 1995, (ii) a second priority security interest in certain real property of the acquired business which had a carrying value of $1.4 million at December 31, 1995 and (iii) a $5 million letter of credit. The agreement pertaining to the subordinated notes contains various restrictive covenants, including covenants pertaining to the creation of certain encumbrances, the transaction of certain mergers or sales of assets, the creation of certain additional debt and other matters.

         In April 1995, the Company obtained a three-year term loan (the "Alaska Loan") to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska which was acquired in September 1994. This acquisition was originally funded from the Company's cash resources and approximately $6.7 million borrowed under the Line of Credit. The Alaska Loan agreement contains restrictive covenants similar to those pertaining to the Line of Credit and, in addition, includes a fixed charge coverage ratio covenant. At the Company's option, interest accrues at a floating rate based upon (i) the lenders' prime rate plus 0.5%, or (ii) LIBOR plus 2.75%, with the Company's choice of a one-, two-, three-, or six-month interest period. The applicable interest rate on amounts outstanding at December 31, 1995 was 8.5%. The Alaska Loan is cross-collateralized to the Line of Credit.

         In August 1994 the Company issued a four-year $0.5 million note in connection with a purchase of eight rigs and related equipment. The note bears interest at 7% and is secured by the eight rigs and equipment purchased, which had an aggregate net book value of $0.6 million at December 31, 1995.

         The annual maturities of long-term debt outstanding as of December 31, 1995 (including current portion) are as follows:

         1996 . . . . . . . . . . . .     $  4,385
         1997 . . . . . . . . . . . .        3,270
         1998 . . . . . . . . . . . .        2,839
         1999 . . . . . . . . . . . .          625
         2000 . . . . . . . . . . . .          625
         Thereafter . . . . . . . . .        7,500
                                          --------
                                          $ 19,244
                                          ========

         Based on rates currently available to the Company for debt with similar terms and remaining maturities, the Company believes that the recorded value of long-term debt approximates fair market value at December 31, 1995.

         In January 1996 the Company received $6.5 million under a term loan agreement in order to refinance the construction costs incurred during 1995 to build a new offshore platform workover rig under contract in Australia. The rig construction costs were initially funded from the Company's cash resources and borrowings under its Line of Credit. The loan will be repaid monthly, beginning in January 1996, from the rig contract proceeds over approximately four years. At the Company's option, interest accrues at a floating rate based upon (i) the lenders' prime rate plus 0.5% or (ii) LIBOR plus 2.75%, with the Company's choice of a one-, two-, three- or six-month interest period. The loan is collateralized by the offshore platform

                            POOL ENERGY SERVICES CO.

workover rig (net book value of $6.8 million at December 31, 1995) and all payments under, and proceeds of, the rig contract.

       Notes Payable to Related Parties

         In connection with the GPC acquisition in June 1995 the Company issued notes to three employees related to certain deferred compensation obligations of GPC. These 10% two-year promissory notes aggregating $1.5 million in principal amount are secured by a first priority security interest in certain real property of the acquired business, which had a carrying value of $1.4 million at December 31, 1995.


6.  COMMITMENTS AND CONTINGENT LIABILITIES

         Legal Proceedings - The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company.

         Personal Injury and Property Damage Liability Claims - Some of the operations of the Company are hazardous, and the Company has experienced personal injury and property damage incidents. For claims prior to 1990, the Company maintains a reserve for the self-insured portion of its personal injury and property damage coverage. Periodically, the Company evaluates the adequacy of this reserve as compared with estimated settlements for filed and anticipated claims. Estimated settlements for claims are based on the Company's historical experience, type of claim, knowledge of the specific circumstances of the claim and judgment of the possible effect that future economic and legal factors might have on the ultimate settlement of the claim. The Company believes that for claims prior to 1990, the accrued liability for personal injury and property damage claims aggregating $2.7 million at December 31, 1995 is adequate.

         Beginning in 1990, the Company obtained workers' compensation and third-party liability insurance under which its exposure to the risks covered by those policies is significantly lower than under the pre-1990 coverage. The Company provided $4.0 million, $3.1 million and $2.9 million in 1995, 1994 and 1993, respectively, as estimates of the aggregate uninsured portion of claims for those years. The accrued liability for the uninsured portion of workers' compensation and third-party claims incurred after 1989 was $7.4 million at December 31, 1995, of which $0.9 million was held in a deposit account accessible by the insurance underwriters. In addition, at December 31, 1995 the Company had a $0.9 million receivable related to claims payments made by the Company that are reimbursable by insurance.

         In connection with the GPC acquisition the Company assumed a liability for the uninsured portion of workers' compensation and third-party claims incurred prior to the June 13, 1995 acquisition date. At December 31, 1995, the accrued liability for such claims was $1.0 million.

         Lease Commitments - At December 31, 1995, the Company had a number of noncancelable long-term operating leases, principally for yards and office space, rigs, computer equipment, and a manufacturing and storage facility, with
various expiration dates.   Future minimum net rentals  under  such  leases
aggregate $6.3 million for 1996; $5.8 million for 1997; $5.6 million for 1998; $5.9 million for 1999; $5.8 million for 2000; and $10.9 million thereafter. Rental expense incurred under operating leases aggregated $13.3 million in 1995, $11.2 million in 1994 and $9.4 million in 1993.

                            POOL ENERGY SERVICES CO.

         The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas which it previously used for rig and equipment manufacturing and storage. The annual lease payments, which are included in future minimum net rentals above, are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety under an operating sublease which expires in September 1997. The sublease provides for minimum sublease payments of $0.5 million per year for three years. Prior to subleasing and vacating this facility in 1994, the Company beneficially utilized approximately 12% of the facility and charged to operations a proportionate share of the cost of the lease. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. Since September 1988, the cost associated with the unutilized portion of the facility has been charged against this accrued liability, which as of the fourth quarter of 1994, had substantially been used. For the remainder of the lease term, the Company does not anticipate utilizing any of this facility in its future operations nor does it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments; therefore, in the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million (see Note 10). The provision recognizes all future lease expense, net of anticipated sublease income. The impact of the provision for leasehold impairment was to decrease 1994 net income by $15.3 million, or $1.13 per share.

         In December 1993 the Company entered into sale/leaseback agreements with a leasing company with respect to three offshore jackup rigs located in the Gulf of Mexico. The three jackup rigs had been purchased from a third party for $7.0 million and were sold to the leasing company for $7.0 million in cash, which was received in early 1994. The leases, classified as operating leases, have an aggregate annual lease rate of approximately $1 million per year for seven years and are included in the future minimum net rentals above. The sale and leaseback agreements required the Company to place cash in a restricted investment account which serves as collateral for the leases and will reduce as lease payments are made. As of December 31, 1995, the Company had $1.1 million of restricted cash of which $1.0 million was classified as noncurrent.
         Employment contracts - In connection with the GPC acquisition, the Company entered into three-year employment contracts in June 1995 with three key employees previously employed by GPC. The Company's minimum aggregate salary and bonus obligation remaining at December 31, 1995 under such contracts was approximately $1.2 million.


7.  PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

       Pension Plans

         The Pool Company Retirement Income Plan, a defined benefit plan,
covers substantially all of the Company's domestic employees.   The Company's
policy is to fund the minimum amount required by the Employee Retirement Income Security Act of 1974. The benefits are based on years of service and the average of the highest five consecutive years of compensation during the final ten years of employment.

         Effective January 1, 1993, the Company established a Supplementary Executive Retirement Plan to provide certain management employees with defined benefits in excess of those provided by the Retirement Income Plan. The Company's policy is to fund annually, within 60 days following the end of the plan year, the amount necessary to make plan assets sufficient to pay each participant or beneficiary the benefits payable as of the close of that plan year. The benefits are based on years of service and the average of the five highest years of compensation during the final ten years of employment.

                            POOL ENERGY SERVICES CO.

         The following is a summary of the components of net pension cost:

                                                                         FOR THE YEAR ENDED DECEMBER 31
                                                                         ------------------------------
                                                                           1995       1994      1993
                                                                          -------   -------   --------
              Service cost - benefits earned during the period  . . .    $  1,580   $ 1,336   $  1,236
              Interest cost on projected benefit obligation   . . . .         525       425        292
              Actual loss (return) on plan assets   . . . . . . . . .        (869)       26       (220)
              Net amortization and deferral   . . . . . . . . . . . .         509      (256)        99
                                                                         --------   -------   --------
                  Net pension cost  . . . . . . . . . . . . . . . . .    $  1,745   $ 1,531   $  1,407
                                                                         ========   =======   ========

         The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                                      1995      1994
                                                                                   --------   --------
         Actuarial present value of benefit obligation:
            Vested benefit obligation   . . . . . . . . . . . . . . . . . . . .    $ (4,936)  $ (3,322)
                                                                                   ========   ========
            Accumulated benefit obligation    . . . . . . . . . . . . . . . . .    $ (6,911)  $ (3,874)
                                                                                   ========   ========
            Projected benefit obligation    . . . . . . . . . . . . . . . . . .    $ (9,285)  $ (6,237)
         Plan assets at fair value  . . . . . . . . . . . . . . . . . . . . . .       5,557      4,509
                                                                                   --------   --------
         Projected benefit obligation in excess of plan assets  . . . . . . . .      (3,728)    (1,728)
         Unrecognized net loss  . . . . . . . . . . . . . . . . . . . . . . . .       1,464        572
         Unrecognized prior service cost  . . . . . . . . . . . . . . . . . . .         591        704
         Adjustment to recognize minimum liability  . . . . . . . . . . . . . .        (406)      (327)
                                                                                   --------   --------
         Net pension liability  . . . . . . . . . . . . . . . . . . . . . . . .    $ (2,079)  $   (779)
                                                                                   ========   ========
         Assumptions used in the accounting at December 31 were:
                                                                                      1995      1994
                                                                                   --------   --------
         Pool Company Retirement Income Plan:
             Weighted average discount rate . . . . . . . . . . . . . . . . . .       7.25%      8.50%
             Annual rate of increase in future compensation levels  . . . . . .       4.50%      6.00%
             Expected long-term rate of return on plan assets . . . . . . . . .       9.00%      8.50%
         Supplementary Executive Retirement Plan:
             Weighted average discount rate . . . . . . . . . . . . . . . . . .       7.25%      8.50%
             Annual rate of increase in future compensation levels  . . . . . .       6.00%      6.00%
             Expected long-term rate of return on plan assets . . . . . . . . .       9.00%      8.50%

       Postretirement Benefits Other Than Pensions

         The Company provides certain health care and life insurance benefits to all of its retirees who meet eligibility requirements based on age and years of service. The benefits are paid from the general funds of the Company and, in the case of the health care benefits, are partially funded by contributions from the retirees.

                            POOL ENERGY SERVICES CO.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires the Company to accrue the estimated cost of its retiree health care and life insurance benefits during the years the employees provide services entitling them to the benefits. The Company previously expensed the cost of these benefits as they were paid. In accordance with the provisions of SFAS 106, the Company has elected to recognize the liability of approximately $2.9 million at the implementation date over a period of twenty years.

         The following table sets forth certain information with respect to the Company's postretirement benefits obligation at December 31:

                                                                                  1995           1994
                                                                                --------       -------
              Accumulated postretirement benefit obligation (a):
                  Retirees  . . . . . . . . . . . . . . . . . . . . . . . .     $ (1,472)      $ (1,730)
                  Other fully eligible plan participants  . . . . . . . . .       (1,876)        (1,059)
                  Other active plan participants  . . . . . . . . . . . . .       (4,708)        (2,502)
                                                                                ---------      --------
              Total accumulated postretirement benefit obligation   . . . .       (8,056)        (5,291)
              Unrecognized transition obligation    . . . . . . . . . . . .        2,376          3,019
              Unamortized net loss    . . . . . . . . . . . . . . . . . . .        2,963          1,178
                                                                                --------       --------
              Accrued postretirement benefit liability    . . . . . . . . .     $ (2,717)      $ (1,094)
                                                                                =========      ========

_____________
(a) Includes effect of June 13, 1995 GPC acquisition.  See Note 3.

          Net postretirement benefit cost consisted of the following components:

                                                                                 FOR THE YEAR ENDED DECEMBER 31
                                                                                 ------------------------------
                                                                                   1995      1994        1993
                                                                                 -------   --------    -------
              Service cost - benefits earned during the year  . . . . . . . .    $   750   $    534    $   393
              Interest cost on accumulated postretirement
                  benefit obligation  . . . . . . . . . . . . . . . . . . . .        461        405        313
              Net amortization and deferral   . . . . . . . . . . . . . . . .         93         79          -
              Amortization of transition obligation   . . . . . . . . . . . .        140        168        168
                                                                                 -------   --------    -------
              Net periodic postretirement benefit cost  . . . . . . . . . . .    $ 1,444   $  1,186    $   874
                                                                                 =======   ========    =======

         The assumed health care cost trend rate used to measure the expected cost of the benefits was 6.5% for 1995 and thereafter. If the assumed health care cost trend rate were increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1995 would have increased by 14%, and the aggregate of service and interest cost components for 1995 would have increased 17%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 1995, 8.5% in 1994 and 8% in 1993.

       Postemployment Benefits

         The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided after employment but before

                            POOL ENERGY SERVICES CO.

retirement to former or inactive employees, their beneficiaries, and covered dependents. The adoption of this statement in 1993 had no significant effect on the Company's financial condition or results of operations.


8.  TRANSACTIONS WITH ENSERCH

         ENSERCH leases office space to the Company and previously provided claims handling services, both at negotiated rates. Total direct costs charged by ENSERCH were $0.8 million in 1995, $0.9 million in 1994 and $0.9 million in 1993.

         In connection with the Company becoming an independent public company, ENSERCH and the Company entered into a contingent support agreement (the "Contingent Support Agreement") by which ENSERCH is providing the Company with limited financial support, including (a) continuing contingent obligations under a letter of credit in support of the refinancing of debt of the Company's Saudi Arabia affiliate, until July 1996, and (b) continuing a guarantee of the Company's lease obligations with respect to the facility in San Angelo, Texas, through March 2003. At December 31, 1995, the amounts outstanding under (a) and (b) were $0.6 million and $26.6 million, respectively. As required by the Contingent Support Agreement, the Company in early 1993 replaced certain guarantees provided by ENSERCH with respect to (c) the Company's obligations with respect to letters of credit, bank guarantees and bid and performance bonds and (d) standby letters of credit in favor of the Company's insurers.
The Company pays ENSERCH an annual fee under the Contingent Support Agreement for (a) and paid fees for (c) and (d) through April 1993; such fees are based upon the amount of ENSERCH's guarantees. These fees approximated $2,000 in 1995, $3,000 in 1994 and $7,000 in 1993. The Company is also obligated to reimburse ENSERCH for any amounts paid out under the guarantees. The Company has pledged the stock of Pool International, Inc., the holder of the Company's interest in Pool Arabia, Ltd., as collateral under the Contingent Support Agreement.

         Under the Contingent Support Agreement, ENSERCH advanced $4.0 million in cash to the Company in 1990 in payment of future domestic onshore well-servicing and production services to be applied annually against the first $1.0 million of such services. During the years 1991 through 1994, the Company performed $1.0 million of such services in each year and has now fulfilled its obligation.

         Certain oilfield services are performed for various affiliates and entities managed by affiliates of ENSERCH at prices comparable to those received from nonaffiliated customers. Revenues from the performance of those services, including the $1.0 million of prepaid services in both 1994 and 1993, amounted to $1.8 million in 1995, $2.9 million in 1994 and $3.4 million in 1993.


9.  UNCONSOLIDATED AFFILIATES

         A significant part of the operations of the Company is conducted through the following unconsolidated affiliates, in which the Company held the indicated ownership interest at December 31, 1995: Pool Arabia, Ltd. - 51%; Intairdril Oman L.L.C. - 49%; Pool Santana, Limited - 49%; and Antah Drilling Sdn. Bhd. - 49%. The Company charges its unconsolidated affiliates for the provision of management services and, in some cases, financing and equipment rental.

                            POOL ENERGY SERVICES CO.

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as shown by the financial statements of the affiliates. In September 1994 the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska. Prior to the date of acquisition, Pool Arctic Alaska was accounted for under the equity method based upon the Company's 39.3% partnership interest (see Note 3). Pool Arctic Alaska's 1994 net income included a $1.0 million gain on debt restructuring. Included in Pool Arctic Alaska's net income for 1993 was a $0.4 million gain on debt restructuring and a $1.4 million loss on disposal of equipment.

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                                       --------------------------------------
                                                                          1995           1994          1993
                                                                       ---------      ---------     ---------
Revenues:
        Pool Arabia, Ltd. . . . . . . . . . . . . . . . . . . . . .    $  28,150      $  36,281     $  40,129
        Pool Arctic Alaska (b)  . . . . . . . . . . . . . . . . . .            -         20,693        25,590
        Antah Drilling Sdn. Bhd.  . . . . . . . . . . . . . . . . .        4,218          3,654         7,431
        Pool Santana, Limited . . . . . . . . . . . . . . . . . . .        5,785          4,916         4,219
        Intairdril Oman L.L.C.  . . . . . . . . . . . . . . . . . .          434            856         1,398
                                                                       ---------      ---------     ---------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $  38,587      $  66,400     $  78,767
                                                                       =========      =========     =========
Gross profit (a):
        Pool Arabia, Ltd. . . . . . . . . . . . . . . . . . . . . .    $  10,106      $  13,583     $  15,926
        Pool Arctic Alaska (b)  . . . . . . . . . . . . . . . . . .            -          5,330         5,257
        Antah Drilling Sdn. Bhd.  . . . . . . . . . . . . . . . . .        2,357          2,570         5,154
        Pool Santana, Limited . . . . . . . . . . . . . . . . . . .        2,522          2,183         1,638
        Intairdril Oman L.L.C.  . . . . . . . . . . . . . . . . . .          223            543           815
                                                                       ---------      ---------     ---------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $  15,208      $  24,209     $  28,790
                                                                       =========      =========     =========
Net income (loss):
        Pool Arabia, Ltd. . . . . . . . . . . . . . . . . . . . . .    $    (536)     $   1,640     $   3,998
        Pool Arctic Alaska (b)  . . . . . . . . . . . . . . . . . .            -          1,903        (2,125)
        Antah Drilling Sdn. Bhd.  . . . . . . . . . . . . . . . . .         (210)           386         1,144
        Pool Santana, Limited . . . . . . . . . . . . . . . . . . .          927            853           486
        Intairdril Oman L.L.C.  . . . . . . . . . . . . . . . . . .         (392)           (57)           80
                                                                       ---------      ---------     ---------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . .    $    (211)     $   4,725     $   3,583
                                                                       =========      =========     =========

__________
(a) Gross profit is computed as revenues less operating expenses (which exclude depreciation and general and administrative expenses).
(b) On September 28, 1994, the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska, a partnership. The results of Pool Arctic Alaska have been included in the accompanying consolidated financial statements since the date of such acquisition. See Note 3.

                            POOL ENERGY SERVICES CO.

     The Company's investment in its unconsolidated affiliates differs from its ownership percentage of the affiliates' equity based on the financial statements of the affiliates chiefly because of the allocation of the purchase price for the 1990 purchase of ENSERCH's oilfield services business, unrecognized gains on asset sales and other transactions as set forth below.

                                                                                          AS OF DECEMBER 31
                                                                                       ----------------------
                                                                                         1995         1994
                                                                                       ---------   ----------
Combined Balance Sheet Data of Unconsolidated Affiliates:
        Current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  19,229   $   23,382
        Noncurrent assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,197       81,110
                                                                                       ---------   ----------
            Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      107,426      104,492
                                                                                       ---------   ----------
        Current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,046       14,084
        Noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .       56,876       55,088
                                                                                       ---------   ----------
            Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .       74,922       69,172
                                                                                       ---------   ----------
        Net assets of unconsolidated affiliates . . . . . . . . . . . . . . . . . .    $  32,504   $   35,320
                                                                                       =========   ==========
Investment in and Noncurrent Receivables from Unconsolidated Affiliates:
        The Company's portion of net assets . . . . . . . . . . . . . . . . . . . .    $  16,414   $   17,847
        Writedown of net assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (11,347)     (12,307)
        Deferred gain on sale of assets   . . . . . . . . . . . . . . . . . . . . .       (3,182)      (3,395)
        Basis difference in equity contributions  . . . . . . . . . . . . . . . . .       (1,080)      (1,378)
        Long-term advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,396       19,453
        Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           42           64
                                                                                       ---------   ----------
        Equity in net assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,243       20,284
        Noncurrent receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,758        5,758
                                                                                       ---------   ----------
            Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  26,001   $   26,042
                                                                                       =========   ==========

                                                                               FOR THE YEAR ENDED DECEMBER 31
                                                                              -------------------------------
                                                                                1995        1994       1993
                                                                              -------     -------     -------
Earnings Attributable to Unconsolidated Affiliates:
         The Company's portion of net income (loss) . . . . . . . . . . .     $  (114)    $ 2,163     $ 2,042
         Adjustment to depreciation recorded by affiliates to the
           Company's basis  . . . . . . . . . . . . . . . . . . . . . . .       1,252       1,466       4,558
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,757       1,426         178
                                                                              -------     -------     -------
         Equity in income . . . . . . . . . . . . . . . . . . . . . . . .       2,895       5,055       6,778
         Management fee (expense) . . . . . . . . . . . . . . . . . . . .           7        (387)         46
         Interest income  . . . . . . . . . . . . . . . . . . . . . . . .          50         211         140
         Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3         137        (104)
                                                                              -------     -------     -------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,955     $ 5,016     $ 6,860
                                                                              =======     =======     =======

     At December 31, 1995, the Company's investment in unconsolidated affiliates included $13.2 million of net undistributed earnings of the affiliates. Antah Drilling Sdn. Bhd. and Pool Arabia, Ltd. are parties to agreements which contain covenants restricting the ability to distribute, by dividend or otherwise, their respective earnings to the Company. The Company received dividends from unconsolidated affiliates of $2.9 million in 1995, $2.9 million in 1994 and $0.7 million in 1993.

                            POOL ENERGY SERVICES CO.

      Principal payments required on long-term debt of unconsolidated affiliates are $12.8 million in 1996 and $1.2 million in 1997.

      At December 31, 1995, the Company had agreed to guarantee certain borrowings of its unconsolidated affiliates up to an aggregate of $0.6 million, of which all was outstanding.

      In management's opinion, the Company has no significant exposure from currency restrictions on its foreign subsidiaries and affiliates. See Note 1.


10.   SUPPLEMENTAL FINANCIAL INFORMATION

                                                                                    AS OF DECEMBER 31
                                                                                  -----------------------
                                                                                     1995         1994
                                                                                  ----------   ----------
BALANCE SHEET ITEMS:

Property, plant and equipment comprised the following:
Rigs and related equipment  . . . . . . . . . . . . . . . . . . . . . . . . .    $  180,240    $  151,050
Transportation equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,955         5,129
Other machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . .         4,803         3,246
Land and buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,587         4,356
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,300         2,022
Furniture and office equipment  . . . . . . . . . . . . . . . . . . . . . . .         2,221         1,829
                                                                                 ----------    ----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       201,106       167,632

Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .        77,082        66,096
                                                                                 ----------    ----------
         Property, plant and equipment - net  . . . . . . . . . . . . . . . .    $  124,024    $  101,536
                                                                                 ==========    ==========
Accrued liabilities are summarized below:
Accrued compensation and benefits . . . . . . . . . . . . . . . . . . . . . .    $   10,386    $    9,431
Personal injury and property damage claims  . . . . . . . . . . . . . . . . .         1,648         1,976
Other accruals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,581         5,793
                                                                                 ----------    ----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   19,615    $   17,200
                                                                                 ==========    ==========
Other liabilities (noncurrent) are summarized below:
Accrued rental cost of underutilized facilities . . . . . . . . . . . . . . .    $   25,750    $   27,774 (a)
Personal injury and property damage claims - noncurrent . . . . . . . . . . .         9,660         9,199
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,729         4,577
                                                                                 ----------    ----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   43,139    $   41,550
                                                                                 ==========    ==========

_________________
(a) A provision for leasehold impairment of $23.6 million was recorded in 1994 to offset all future lease expense, net of anticipated sublease income, related to the facility in San Angelo, Texas. See Note 6.

                            POOL ENERGY SERVICES CO.

                                                                            FOR THE YEAR ENDED DECEMBER 31
                                                                          -----------------------------------
                                                                             1995         1994        1993
                                                                          ----------   ----------  ----------
INCOME STATEMENT ITEMS:

Revenues:
          Domestic onshore
             Central division well-servicing  . . . . . . . . . . . . .   $   86,880   $   84,988  $   90,887
             California division well-servicing . . . . . . . . . . . .       52,511       24,471      27,057
             Production services  . . . . . . . . . . . . . . . . . . .       43,221       42,067      37,853
          Gulf of Mexico offshore workover and drilling . . . . . . . .       37,415       36,020      38,676
          International workover and drilling . . . . . . . . . . . . .       23,579       19,866      23,644
          Alaska workover and drilling  . . . . . . . . . . . . . . . .       20,427        9,940       9,857
          Other services  . . . . . . . . . . . . . . . . . . . . . . .       13,272       11,823      12,550
                                                                          ----------   ----------  ----------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . .   $  277,305   $  229,175  $  240,524
                                                                          ==========   ==========  ==========
Operating expenses included:
          Provision (credit) for uncollectible accounts . . . . . . . .   $      765   $      (59) $      549

Other income (expense) - net:
          Interest income . . . . . . . . . . . . . . . . . . . . . . .   $      435   $      418  $      529
          Gain (loss) on disposal of assets . . . . . . . . . . . . . .        1,164          359         617
          Gain on sale of Alaska Rig 428  . . . . . . . . . . . . . . .            -            -       1,157
          Settlement related to sale of Libya assets  . . . . . . . . .            -          500           -
          Foreign currency gain (loss)  . . . . . . . . . . . . . . . .         (285)         (72)        (29)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (25)          (3)        (35)
                                                                          ----------   ----------  ----------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . .   $    1,289   $    1,202  $    2,239
                                                                          ==========   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Federal, state and foreign income tax payments (refunds), net . . . . .   $      138   $      150  $      299
Interest payments, net of amounts capitalized, to third parties . . . .        1,458          100         641

Net changes in the components of operating working capital were as follows:
          Receivables . . . . . . . . . . . . . . . . . . . . . . . . .   $    5,653   $   (3,080) $    1,256
          Accounts receivable from affiliates . . . . . . . . . . . . .       (1,587)        (468)       (132)
          Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          (38)        (612)        754
          Other current assets  . . . . . . . . . . . . . . . . . . . .           84          (68)        599
          Trade accounts payable and accrued liabilities  . . . . . . .        5,295        3,419      (1,815)
          Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . .       (2,198)         585        (337)
                                                                          ----------   ----------  ----------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . .   $    7,209   $     (224) $      325
                                                                          ==========   ==========  ==========

         In December 1993, the Company entered into agreements with a leasing company to sell for $7.0 million and lease back three offshore jackup rigs which the Company had recently purchased from a third party; the sales proceeds were received in January 1994 (see Note 6). See Note 3 for non-cash investment activity related to the Company's business acquisitions.

                            POOL ENERGY SERVICES CO.

BUSINESS BY GEOGRAPHIC AREA:

         The following table sets forth certain financial data of the Company by geographic area:

                                                                      FOR THE YEAR ENDED DECEMBER 31
                                                                ------------------------------------------
                                                                   1995            1994            1993
                                                                ----------      -----------     ----------
Revenues:
        United States . . . . . . . . . . . . . . . . . . . .   $  252,056      $   206,301     $  213,988
        Europe and Africa . . . . . . . . . . . . . . . . . .        1,865              897          6,947
        Middle East . . . . . . . . . . . . . . . . . . . . .        4,358            1,827          3,232
        Asia  . . . . . . . . . . . . . . . . . . . . . . . .        3,515            2,149          3,029
        Australia . . . . . . . . . . . . . . . . . . . . . .        2,248                -              -
        South America . . . . . . . . . . . . . . . . . . . .       13,263           18,001         13,328
                                                                ----------      -----------     ----------
           Total  . . . . . . . . . . . . . . . . . . . . . .   $  277,305      $   229,175     $  240,524
                                                                ==========      ===========     ==========
Earnings Attributable to Unconsolidated Affiliates:
        United States . . . . . . . . . . . . . . . . . . . .   $        -      $       521     $       29
        Middle East . . . . . . . . . . . . . . . . . . . . .        2,163            3,688          4,928
        Asia  . . . . . . . . . . . . . . . . . . . . . . . .          271              146          1,438
        South America . . . . . . . . . . . . . . . . . . . .          521              661            465
                                                                ----------      -----------     ----------
           Total  . . . . . . . . . . . . . . . . . . . . . .   $    2,955      $     5,016     $    6,860
                                                                ==========      ===========     ==========
Operating Income (Loss) (a):
        United States . . . . . . . . . . . . . . . . . . . .   $    1,105      $   (29,347)(b) $   (2,391)
        Europe and Africa   . . . . . . . . . . . . . . . . .         (430)            (140)          (187)
        Middle East . . . . . . . . . . . . . . . . . . . . .          524              870          1,699
        Asia  . . . . . . . . . . . . . . . . . . . . . . . .          402              374            278
        Australia . . . . . . . . . . . . . . . . . . . . . .          902                -              -
        South America . . . . . . . . . . . . . . . . . . . .          177            1,168           (391)
                                                                ----------      -----------     ----------
           Total  . . . . . . . . . . . . . . . . . . . . . .   $    2,680      $   (27,075)    $     (992)
                                                                ==========      ===========     ==========
Income (Loss) Before Income Taxes:
        United States . . . . . . . . . . . . . . . . . . . .   $      513      $   (27,075)(b) $   (1,003)
        Europe and Africa . . . . . . . . . . . . . . . . . .         (441)             (79)           (46)
        Middle East . . . . . . . . . . . . . . . . . . . . .        2,874            3,681          6,699
        Asia  . . . . . . . . . . . . . . . . . . . . . . . .          674              518          1,722
        Australia . . . . . . . . . . . . . . . . . . . . . .          891                -              -
        South America . . . . . . . . . . . . . . . . . . . .          602            1,845            227
                                                                ----------      -----------     ----------
           Total  . . . . . . . . . . . . . . . . . . . . . .   $    5,113      $   (21,110)    $    7,599
                                                                ==========      ===========     ==========

_____________________
(a) Operating income (loss) is revenues less related costs and expenses; it excludes earnings attributable to unconsolidated affiliates.
(b) A provision for leasehold impairment of $23.6 million was recorded in 1994 to offset all future lease expense, net of anticipated sublease income, related to the facility in San Angelo, Texas. See Note 6.

                            POOL ENERGY SERVICES CO.

                                                                              AS OF DECEMBER 31
                                                                ------------------------------------------
                                                                   1995            1994            1993
                                                                ----------      -----------     ----------
Identifiable Assets:
        United States . . . . . . . . . . . . . . . . . . . .   $  183,850      $   149,058     $  131,603
        Europe and Africa . . . . . . . . . . . . . . . . . .        2,003            3,507          7,889
        Middle East . . . . . . . . . . . . . . . . . . . . .       23,335           24,978         24,815
        Asia  . . . . . . . . . . . . . . . . . . . . . . . .       11,355           10,385          9,543
        Australia . . . . . . . . . . . . . . . . . . . . . .        8,334                -              -
        South America . . . . . . . . . . . . . . . . . . . .       19,566           21,890         19,304
                                                                ----------      -----------     ----------
           Total  . . . . . . . . . . . . . . . . . . . . . .   $  248,443      $   209,818     $  193,154
                                                                ==========      ===========     ==========


11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

 The following is a summary of unaudited quarterly financial data for 1995 and 1994.

                                                                4TH             3RD             2ND             1ST
                                                              QUARTER         QUARTER         QUARTER         QUARTER
                                                             ---------        --------        --------        -------
                                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1995:
      Revenues  . . . . . . . . . . . . . . . . . . .        $  75,131        $   75,515      $   63,805      $  62,854
      Earnings Attributable to Unconsolidated
         Affiliates . . . . . . . . . . . . . . . . .              785               752             643            775
      Gross Profit (a)  . . . . . . . . . . . . . . .           17,703            15,963          15,069         12,451
      Income Before Income Taxes  . . . . . . . . . .            2,746             1,001           1,282(b)          84
      Net Income  . . . . . . . . . . . . . . . . . .            1,718               644             555(b)         215
      Earnings Per Share of Common Stock  . . . . . .        $     .12        $      .05      $      .04(b)   $     .02

1994:
      Revenues  . . . . . . . . . . . . . . . . . . .        $  62,771        $   56,167      $   54,261      $  55,976
      Earnings Attributable to Unconsolidated
         Affiliates . . . . . . . . . . . . . . . . .              883             1,038           1,233          1,862
      Gross Profit (a)  . . . . . . . . . . . . . . .           14,396            11,026          13,262         13,495
      Income (Loss) Before Income Taxes . . . . . . .          (22,652)(c)          (230)            847            925
      Net Income (Loss) . . . . . . . . . . . . . . .          (14,794)(c)           571             820            674
      Earnings (Loss) Per Share of Common Stock . . .        $   (1.09)(c)    $      .04      $      .06      $     .05

_________
(a) Gross profit is computed as consolidated revenues plus earnings attributable to unconsolidated affiliates, less operating expenses (which excludes selling, general and administrative expenses and depreciation and amortization).
(b) Includes GPC acquisition related costs of $0.6 million pretax ($0.4 million, or $.03 per share after-tax). See Note 3.
(c) Includes the $23.6 million pretax ($15.3 million, or $1.13 per share after-tax) provision for leasehold impairment during the fourth quarter of 1994. See Note 6.

                          INDEPENDENT AUDITORS' REPORT
Pool Arabia, Ltd.:

     We have audited the accompanying balance sheets of Pool Arabia, Ltd. (the "Company") as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Houston, Texas
January 31, 1996

                               POOL ARABIA, LTD.

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                              Year Ended December 31
                                                           ----------------------------
                                                             1995       1994      1993
                                                           -------    --------  --------
Revenues:
   Well servicing and drilling fees......................  $28,150    $36,092   $39,676
   Other.................................................     -           189       453
                                                           -------    -------   -------
                Total revenues...........................   28,150     36,281    40,129
                                                           -------    -------   -------
Costs and Expenses:
   Well servicing and drilling:
      Salaries, wages and employee benefits..............    9,925     11,735    11,112
      Depreciation.......................................    6,465      7,372     8,038
      Maintenance, repairs and operating supplies........    4,718      6,105     8,107
      Other..............................................    3,401      4,858     4,984
                                                           -------    -------    ------
                Total well servicing and drilling........   24,509     30,070    32,241
   General and administrative............................      917      1,185     1,102
                                                           -------    -------   -------
                Total costs and expenses.................   25,426     31,255    33,343
                                                           -------    -------   -------

Operating Income.........................................    2,724      5,026     6,786
Interest Expense.........................................    3,369      2,693       868
Other Expense (Income) - Net.............................     (169)        29       330
                                                           -------    -------   -------

Income (Loss) Before Zakat and Income Taxes..............     (476)     2,304     5,588
Zakat....................................................        -          -       187
Saudi Arabian Income Taxes:
     Current provision - net.............................        -        442       959
     Deferred tax provision..............................       60        222       444
                                                           -------    -------   -------
                  Total..................................       60        664     1,403
                                                           -------    -------   -------

Net Income (Loss)........................................  $  (536)   $ 1,640   $ 3,998
                                                           =======    =======   =======


                       See Notes to Financial Statements.

                               POOL ARABIA, LTD.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                               Year Ended December 31
                                                            ------------------------------
                                                              1995       1994        1993
                                                            -------     -------    --------
Operating Activities:
   Net Income (Loss)....................................  $   (536)      $ 1,640     $  3,998
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation......................................     6,465         7,372        8,038
      Deferred Saudi Arabian income taxes...............        60           222          444
      (Gain) loss on disposal of property and equipment.      (152)          (90)          96
      Changes in:
         Accounts receivable............................     4,087          (487)         962
         Inventory......................................       475          (312)       1,625
         Prepayments and other current assets...........        (1)           24          133
         Retentions receivable - noncurrent.............    (1,964)         (528)      (1,956)
         Accounts payable...............................       (78)           (2)        (393)
         Accrued salaries and wages.....................      (121)           (2)           -
         Saudi Arabian income taxes payable.............      (493)         (560)       1,039
         Other accrued liabilities......................      (289)           44          258
         Deferred mobilization fees - net...............        -           (103)        (453)
         Other liabilities..............................        41            67           74
                                                          --------      --------     --------
                Net Cash Flows Provided by Operating
                  Activities............................     7,494         7,285       13,865
                                                          --------      --------     --------

Investing Activities:
   Purchases of property and equipment..................    (3,428)       (1,961)      (2,348)
   Proceeds from disposal of property and equipment.....       316           221           34
                                                          --------      --------     --------
        Net Cash Flows Used in Investing Activities.....    (3,112)       (1,740)      (2,314)
                                                          --------      --------     --------

Financing Activities:
   Repayment of long-term debt..........................    (2,239)       (2,239)      (2,239)
   Note payable.........................................         -             -       40,000
   Repayment of advances from shareholders..............         -             -      (35,183)
   Dividends paid.......................................    (2,131)       (3,767)     (11,902)
                                                          --------      --------     --------
                Net Cash Flows Used in Financing
                   Activities...........................    (4,370)       (6,006)      (9,324)
                                                          --------      --------     --------

Net Increase (Decrease) in Cash and Cash Equivalents....        12          (461)       2,227

Cash and Cash Equivalents at January 1,.................     2,900         3,361        1,134
                                                          --------      --------     --------

Cash and Cash Equivalents at December 31,...............  $  2,912      $  2,900     $  3,361
                                                          ========      ========     ========


                       See Notes to Financial Statements.

                               POOL ARABIA, LTD.

                                 BALANCE SHEETS

          (In thousands except number of shares and per share amount)


                                                                               December 31
                                                                        -------------------------
ASSETS                                                                     1995           1994
                                                                        --------         --------
Current Assets:
   Cash and cash equivalents.........................................   $  2,912        $   2,900
   Accounts receivable - trade.......................................      4,573            8,660
   Inventory - materials and supplies, at average cost...............      5,854            6,329
   Prepayments and other current assets..............................        149              148
                                                                        --------         --------
                Total current assets.................................     13,488           18,037
Property and Equipment - Net.........................................     53,465           56,666
Retentions Receivable - Noncurrent...................................      4,645            2,681
                                                                        --------         --------
Total................................................................   $ 71,598        $  77,384
                                                                        ========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt.................................   $  1,121        $   2,239
   Accounts payable - principally trade..............................        733              811
   Accrued salaries and wages........................................        527              648
   Saudi Arabian income taxes payable................................         86              579
   Other accrued liabilities.........................................      1,556            1,845
                                                                        --------         --------
                Total current liabilities............................      4,023            6,122
                                                                        --------         --------
Other Liabilities:
   Note payable......................................................     40,000           40,000
   Long-term debt - net of current portion...........................       -               1,121
   Deferred Saudi Arabian income taxes...............................      2,606            2,546
   Other.............................................................        614              573
                                                                        --------         --------
                Total other liabilities..............................     43,220           44,240
                                                                        --------         --------
Shareholders' Equity:
   Share capital, par value Saudi riyals 3,000 per share;
      1,000 shares authorized, issued and outstanding................        857              857
   Legal reserve.....................................................        429              429
   Retained earnings.................................................     23,069           25,736
                                                                        --------         --------
                Total shareholders' equity...........................     24,355           27,022
                                                                        --------         --------
Total................................................................   $ 71,598         $ 77,384
                                                                        ========         ========



                       See Notes to Financial Statements.

                               POOL ARABIA, LTD.
                         NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        All dollar amounts in the tabulations in the notes to the financial statements are in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

        The Company - Pool Arabia, Ltd. (the "Company") is a limited liability company formed under the Regulations for Companies in the Kingdom of Saudi Arabia for the purpose of performing oil and gas production services. The Company's Commercial Registration No. 2051002523 was issued in Dammam on September 15, 1976 and the Company commenced operations on May 1, 1977. The Company is owned 51% by Pool International, Inc. ("Pool"), a U.S. corporation and wholly owned subsidiary of Pool Energy Services Co., and 49% by Arabian Petroleum Services ("Petroserv"), a Saudi Arabian company.

        The primary business of the Company is operating workover and drilling rigs (onshore and offshore) under contracts with Saudi Arabian Oil Company ("Saudi Aramco") and with the Joint Operations of Kuwait Oil Company and Saudi Arabian Texaco, Inc. ("Joint Operations"). During 1995, approximately 98% of revenues were earned from Saudi Aramco (1994 - 86%; 1993 - 83%) and approximately 2% were earned from the Joint Operations (1994 - 14%; 1993 - 17%).

        Foreign Currency Translation - The Company's functional currency is the United States dollar. Transactions denominated in foreign currencies are translated into United States dollars at exchange rates prevailing at the dates of such transactions. Assets and liabilities denominated in foreign currencies are translated into United States dollars at exchange rates prevailing on the balance sheet date. Translation gains (losses) resulting from changes in exchange rates are credited (charged) to income in the current period. The net amount of such gains (losses) during each of the three years in the period ended December 31, 1995 was not significant.

        Property and Equipment - Property and equipment are stated at cost, less a 1985 provision to reduce the carrying value of certain rig equipment to reflect an impairment in value resulting from the depressed conditions in the oilfield service industry. Maintenance and repairs are charged to expense as incurred. Depreciation of rigs and related equipment is computed principally using a service life method equivalent to straight-line depreciation on a ten-year service life if the rigs were continuously utilized. The actual useful lives of such assets extend beyond the nominal service life period because of anticipated periods of nonutilization and because of maintenance and rebuilding expenditures during periods of such nonutilization. The carrying values and service lives of such assets are periodically assessed to assure that, at the minimum, the cost of assets is depreciated over a period of time that is not greater than their remaining useful lives. Depreciation of buildings and certain other equipment (primarily vehicles) is computed using the straight-line method over the estimated useful lives of the related assets. See also Note 4.

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long- lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of

                               POOL ARABIA, LTD.

an asset may not be recoverable. The adoption of this statement in the first quarter of 1996 will not have a material effect on the Company's financial position or results of operations.

        Revenue Recognition - The Company generally recognizes revenue when services are rendered. Mobilization fees received from customers net of mobilization costs are deferred. Deferred mobilization fees - net are amortized over the terms of the related contracts.

        Deferred Saudi Arabian Income Taxes - The Company provides for deferred Saudi Arabian income taxes on temporary differences which arise principally from differences in depreciation methods used for financial reporting and tax purposes. The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards. See also Note 7.

        Cash Flows - During each of the three years in the period ended December 31, 1995, the Company paid interest charges and income taxes and zakat as follows:

                                            Interest            Income Taxes
                                            Charges               and Zakat
                                            --------            -------------
       1995. . . . . . . . . . . . . .      $  3,613             $    507
       1994. . . . . . . . . . . . . .         2,610                1,068
       1993. . . . . . . . . . . . . .           303                  152


        Cash Equivalents - Time deposits with less than a three-month maturity when purchased are considered cash equivalents and are included in cash and cash equivalents.

        Fair Values of Financial Instruments - The Company estimates the fair values of its financial instruments, which consist of variable rate debt and short-term items, to approximate the related carrying values.

                               POOL ARABIA, LTD.

2.      SHAREHOLDERS' EQUITY

        The following is a summary of transactions affecting shareholders' equity for the last three fiscal years.

                                                           SHARE       LEGAL       RETAINED
                                                          CAPITAL     RESERVE      EARNINGS
                                                          -------     -------      --------
BALANCE, JANUARY 1, 1993...............................   $ 857       $ 429       $ 35,767
Net income.............................................      -           -           3,998
Dividends..............................................      -           -         (11,902)
                                                          -----       -----       --------

BALANCE, DECEMBER 31, 1993.............................     857         429         27,863
Net income.............................................      -           -           1,640
Dividends..............................................      -           -          (3,767)
                                                          -----       -----       --------

BALANCE, DECEMBER 31, 1994.............................     857         429         25,736
Net loss...............................................      -           -            (536)
Dividends..............................................      -           -          (2,131)
                                                          -----       -----       --------
BALANCE, DECEMBER 31, 1995.............................   $ 857       $ 429       $ 23,069
                                                          =====       =====       ========

3.      ACCOUNTS RECEIVABLE

        Accounts receivable - trade at December 31, 1995 include current retentions of $1.9 million (1994 - $2.8 million), which represent withholdings from periodic contract billings.


4.      PROPERTY AND EQUIPMENT

        Property and equipment - net at December 31 was comprised of:

                                                                  1995          1994
                                                               ---------      ---------
Drilling and workover rigs..................................   $ 136,700      $ 135,944
Buildings, camps and improvements...........................       8,345          8,345
Vehicles....................................................       9,650          9,595
Furniture and fixtures......................................         306            287
                                                               ---------      ---------

Total.......................................................     155,001        154,171

Less accumulated depreciation...............................    (101,536)       (97,505)
                                                               ---------      ---------
Property and equipment - net................................   $  53,465      $  56,666
                                                               =========      =========

        As explained in Note 1, rigs and related equipment are depreciated using a service life method which results in suspension of depreciation on temporarily idle rigs and related equipment during periods of nonutilization. During 1993, the Company commenced recording depreciation on temporarily idle rigs and equipment at the rate of approximately one-quarter of the normal in-service depreciation rate in order to

                               POOL ARABIA, LTD.

recognize an estimated reduction in the remaining useful lives of such assets. At December 31, 1995, property and equipment includes temporarily idle rigs and equipment with a cost of $64.8 million (1994 - $50.3 million) and net book value of $29.2 million (1994 - $27.5 million).

5.      SHORT-TERM CREDIT FACILITIES

        At December 31, 1995 and 1994 the Company had available a short-term credit facility of Saudi riyals 19 million (equivalent to $5.1 million) from a local bank. Borrowings under the facility bear interest principally at the Saudi Interbank Offer Rate plus 3/8%. No amount was drawn on this facility at December 31, 1995. The commitment fee payable on the facility is not significant.

        The credit facility agreement with the bank places restrictions on any dividend distributions and any repayment of advances from the shareholders. In 1995, 1994 and 1993, the Company obtained waivers of these restrictions in order to repay advances from shareholders and to pay dividends.

6.      LONG-TERM DEBT AND NOTE PAYABLE

        Long-term debt is collateralized by a standby letter of credit from Pool and a guarantee by Petroserv in proportions equivalent to their respective shareholdings. Certain contract revenues are also assigned as collateral for the loan. Semi-annually, the Company can elect the denomination of the loan as either United States dollars or Saudi riyals. At December 31, 1995 the Company had elected Saudi riyals. The outstanding balance of the loan at December 31, 1995 is repayable in 1996. The loan agreement requires interest charges ranging from 3/16% to 7/8% over the London or Riyadh Interbank Offer Rates (effective rates from 6.1875% to 6.875% at December 31, 1995).

        The loan agreement places restrictions on any dividend distributions and any repayment of advances from shareholders. In 1995, 1994 and 1993, the Company obtained waivers of these restrictions in order to repay advances from shareholders and to pay dividends.

        During 1993, the Company borrowed Saudi riyals 150 million ($40 million) from a bank in Bahrain under a demand note. The note bears interest at a variable rate, which was 7.8125% per annum at December 31, 1995. The Company does not expect the bank to require repayment within the next year, nor does the Company intend to repay any of the outstanding principal in 1996. In addition, the Company's shareholders have agreed that if the bank called the note, any repayment would be effected through an increase in shareholders' contributions.

7.      SAUDI ARABIAN INCOME TAXES AND ZAKAT

        The Company provides for Saudi Arabian income taxes on the portion of income attributable to Pool and for zakat which is attributable to Petroserv. For purposes of determining the distributable share of retained earnings, these amounts are charged against the retained earnings of the individual shareholders.

        During 1994, the Company received assessments from the DZIT totaling approximately $1.9 million for income tax and zakat related to 1992 and the Company also received additional inquiries from the DZIT related to the years 1978 through 1990 for which it had previously obtained final tax clearance certificates. The Company has appealed the assessments which relate primarily to the timing of the Company's recognition of

                               POOL ARABIA, LTD.

tax depreciation and the 1992 tax loss on the sale of an offshore rig. Management believes that any additional provisions for taxes that may be required as a result of such assessments will not be material to the Company's financial position or operations. In late 1995 DZIT issued requests for documentation related to 1993. The Company continues responding to DZIT with no further notices regarding any tax year.

8.      SHAREHOLDERS' AGREEMENT

        Pursuant to a shareholders' agreement between Pool and Petroserv, Petroserv has the option to acquire additional ownership from Pool, and ultimately ownership of the Company could change to 65% by Petroserv and 35% by Pool. The purchase price for Petroserv to acquire additional ownership is to be determined as provided in the agreement.

        The Board of Directors of the Company consists of nine persons: five named by Pool and four by Petroserv. Decisions affecting, among other things, capital contributions by the shareholders, capital expenditures, issuance of indebtedness, and payment of a liquidation dividend must be unanimously approved by the Board of Directors. Certain specific actions shall be undertaken by the Company only with the unanimous consent of its shareholders.

9.      LEGAL RESERVE

        In accordance with the Regulations for Companies in the Kingdom of Saudi Arabia, the Company maintains a legal reserve equal to one-half of its share capital. Such reserve currently is not available for distribution to the shareholders.

10.     RELATED PARTY TRANSACTIONS

        Significant related party transactions were as follows:

        a) $4.0 million of property, equipment and inventory was acquired in 1995 from affiliates (1994 - $4.2 million; 1993 - 3.5 million).

        b) $0.6 million of costs and expenses was charged in 1995 by affiliates (1994 - $1.7 million; 1993 - $2.1 million).

11.     CONTINGENCIES

        At December 31, 1995, the Company had outstanding bank guarantees of $2.0 million issued in connection with its contracts (1994 - $1.5 million). See also Note 7 related to income tax contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEMS 10-13.

         Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of December 31, 1995.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)-1  FINANCIAL STATEMENTS

      Included in Part II of this report:

                                                                                                                   PAGE
                                                                                                                   ----
Pool Energy Services Co.:
      Independent Auditors' Report    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22
      Statements of Consolidated Operations for Each of the Three Years in the Period Ended December 31, 1995 .     23
      Statements of Consolidated Cash Flows for Each of the Three Years in the Period Ended December 31, 1995 .     24
      Consolidated Balance Sheets at December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .     25
      Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
Pool Arabia, Ltd.:
      Independent Auditors' Report    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     48
      Statements of Operations for Each of the Three Years in the Period Ended December 31, 1995  . . . . . . .     49
      Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1995  . . . . . . .     50
      Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     51
      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     52

(a)-2    FINANCIAL STATEMENT SCHEDULES

      Included in Part IV of this report:

      Pool Energy Services Co.:
      Consolidated Supplementary Financial Statement Schedules As of and for Each of the Three Years Ended
         December 31, 1995:
             II-    Consolidated Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . .     62

                                                                                                                      PAGE
                                                                                                                      ----
      Pool Arabia, Ltd.:
      Supplementary Financial Statement Schedules As of and for Each of the Three Years Ended
         December 31, 1995:
             II-    Valuation Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       63

      The supplemental schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.


(a)-3  EXHIBITS

  EXHIBIT NO.                                           DOCUMENT
  -----------                                           --------
  3.1        -     Articles of Incorporation of the Company, as amended (incorporated by reference  to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-36622)
  3.2.1      -     Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2.1 to the
                   Company's Form 10-Q for the quarterly period ended September 30, 1994, Commission File No. 0-
                   18437)
  10.1       -     Contingent Support Agreement (incorporated by reference to Exhibit 10.2.1 to the  Company's
                   Registration Statement on Form S-1 No. 33-33726)
  10.1.1     -     Amendment to Contingent Support Agreement (incorporated by reference to Exhibit 10.2.1 to the
                   Company's Form 10-K for the year ended December 31,  1990,  Commission  File  No. 0-18437)
  10.2       -     Sublease Agreement (incorporated by reference to Exhibit 10.3 to the Company's   Registration
                   Statement on Form S-1 No. 33-25535)
  10.2.1     -     First Amendment to Sublease Agreement (incorporated by reference to Exhibit 10.3.1 to the
                   Company's Registration Statement on Form S-1 No. 33-36622)
  10.2.2     -     Second Amendment to Sublease Agreement (incorporated by reference to Exhibit 10.3.2 to the
                   Company's Form 10-K for the year ended December  31,  1992,  Commission   File   No. 0-18437)
  10.3(*)    -     Pool Energy Services Co. Stock Option Plan (incorporated by reference to Exhibit 10.4.1 to the
                   Company's Registration Statement on Form  S-1  No. 33-36622)
  10.4       -     Credit Agreement between Pool Company and NCNB Texas National Bank, N.A.  (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 No. 33-33726)
  10.4.1     -     First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.1 to the
                   Company's Form 10-K  for  the  year  ended  December  31, 1990,  Commission  File No. 0-18437)
  10.4.2     -     Waiver under Credit Agreement (incorporated by reference to Exhibit 10.6.2 to the  Company's
                   Form 10-K for the year ended  December  31,  1990,  Commission  File  No.  0-18437)
  10.4.3     -     Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.3 to the
                   Company's Form 10-K for the year ended  December  31,  1991,  Commission  File  No.  0-18437)
  10.4.4     -     Third Amendment to Credit Agreement dated July 31, 1992 (incorporated by reference to Exhibit
                   10.6.4 to the Company's Registration Statement on Form S-1 No. 33-53860)

  EXHIBIT NO.                                           DOCUMENT
  -----------                                           --------
  10.4.5    -   Fourth Amendment to Credit Agreement dated August 4, 1993 (incorporated by reference to Exhibit
                10.6.5 to the Company's Form 10-Q for the quarterly period ended June 30,1993, Commission File No. 0-
                18437)
  10.5      -   $30 million Restated Credit Agreement dated as of August 15, 1994 between Pool Company and
                NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Company's Form
                10-Q for the quarterly period ended September 30, 1994, Commission File No. 0-18437)
  10.5.1    -   First Amendment to 1994 Restated Credit Agreement dated February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 1995, Commission
                File No. 0-18437)
  10.5.2    -   Second Amendment to 1994 Restated Credit Agreement dated April 21, 1995 (incorporated by reference to
                Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 1995, Commission
                File No. 0-18437)
  10.5.3    -   Third Amendment and Waiver to 1994 Restated Credit Agreement, and First Amendment and Waiver to 1995
                Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1995, Commission File No. 0-18437)
  10.5.4    -   Fourth Amendment to 1994 Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the
                Company's Form 10-Q for the quarterly period ended June 30, 1995, Commission File No. 0-18437)
  10.6      -   Term Loan Agreement among Pool Company, NationsBank of Texas, N.A. and Certain Lenders dated April
                21, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1995, Commission File No. 0-18437)
  10.7(*)   -   Pool Energy Services Co. 1991 Directors Stock Option Plan (incorporated by reference to Exhibit
                10.6.2 to the Company's Registration Statement on Form S-8 No. 33-50844)
  10.8      -   Sublease Agreement dated March 15, 1983 between Pool Company and Sanan Leasing Corporation
                (incorporated by reference to Exhibit 19.1 of the Company's Form 10-Q for the quarter ended September
                30, 1992, Commission File No. 0-18437)
  10.9(*)   -   Supplemental Executive Retirement Plan of Pool Company, as amended (incorporated by reference to
                Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1993, Commission File
                No. 0-18437)
  10.10     -   Agreement in Relation to Bareboat Charter (Pool Ranger IV) dated December 30, 1993 between Pool
                Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit
                10.13 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)
  10.11     -   Agreement in Relation to Bareboat Charter (Pool Ranger V) dated December 30, 1993 between Pool
                Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit
                10.14 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)
  10.12     -   Agreement in Relation to Bareboat Charter (Pool Ranger  VI) dated December 30, 1993 between Pool
                Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit
                10.15 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)
  10.13(*)  -   Pool Energy Services Co. 1993 Employee Stock Incentive Plan (incorporated by reference to Exhibit
                10.16 to the Company's Form 10-Q for the quarterly period ended March 31, 1994, Commission File No.
                0-18437)

  EXHIBIT NO.                                           DOCUMENT
  -----------                                           --------
  10.14(*)  -   Change in Control Agreement, as amended, between the Company and J. T. Jongebloed (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 1994,
                Commission File No. 0-18437)
  10.15(*)  -   Change in Control Agreement, as amended, between the Company and E. J. Spillard (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended June 30, 1994,
                Commission File No. 0-18437)
  10.16(*)  -   Change in Control Agreement, as amended, between the Company and W. J Myers (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 1994,
                Commission File No. 0-18437)
  10.17(*)  -   Change in Control Agreement, as amended, between the Company and R. G. Hale (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 1994,
                Commission File No. 0-18437)
  10.18(*)  -   Change in Control Agreement, as amended, between the Company and G. G. Arms (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the quarterly period ended June 30, 1994,
                Commission File No. 0-18437)
  10.19(*)  -   Change in Control Agreement, as amended, between the Company and L. E. Dupre (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1994,
                Commission File No. 0-18437)
  10.20     -   Rights Agreement dated as of June 7, 1994 between  Pool Energy Services Co. and The First National
                Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Right Certificate and as
                Exhibit B the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 7, 1994, Commission File No. 0-18437)
  10.21(*)  -   Pool Energy Services Co. 1995 Management Bonus Plan - Senior Executive Level (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994,
                Commission File No. 0-18437)
  10.22     -   Stock Purchase Agreement dated June 13, 1995 by and among Robert D. Hillman, Barbara A. Hillman,
                Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and Pool Energy
                Services Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K
                (Date of Event: June 13, 1995) dated June 27, 1995, Commission File No. 0-18437)
  10.23     -   Agreement regarding Deferred Payment of Purchase Price dated June 13, 1995 by and among Robert D.
                Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool
                Company and Pool Energy Services Co., including Promissory Notes, and Exhibits B, C, D and F to such agreement (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (Date
                of Event: June 13, 1995) dated June 27, 1995, Commission File No. 0-18437)
  10.24     -   Voting Agreement and Agreement Restricting Transfer dated June 13, 1995 by and among Robert D.
                Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool
                Company and Pool Energy Services Co. (incorporated by reference to Exhibit 2.3 to the Company's
                Current Report on Form 8-K (Date of Event: June 13, 1995) dated June 27, 1995, Commission File No.
                018437)
  10.25     -   Agreement dated September 28, 1994 between Pool Alaska, Inc. and Arctic Alaska Drilling Company, Inc.
                (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended
                September 30, 1994, Commission File No. 0-18437)
  10.26(**) -   $35 million Restated Revolving Credit Agreement dated as of November 30, 1995 between  Pool Company and NationsBank of Texas, N.A., as Agent
  10.27(**) -   $6.5 million Term Loan Agreement dated as of November 30, 1995 between International Sea Drilling
                Ltd. and NationsBank of Texas, N.A., as Agent

EXHIBIT NO.   DOCUMENT
-----------   --------
10.28(**) -   $10 million Restated Term Loan Agreement dated as of November 30, 1995 between Pool Company and
              NationsBank of Texas, N.A., as Agent
21(**)    -   List of Subsidiaries
23(**)    -   Consent of Deloitte & Touche LLP
24(**)    -   Powers of Attorney
27(**)    -   Financial Data Schedule

___________________

(*)  Management contract or compensatory plan or arrangement

(**) Filed herewith

The schedules to Exhibits 10.26, 10.27 and 10.28 have been omitted. The Company hereby agrees to furnish supplementally to the Commission upon request copies of any such omitted schedules.

(b) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                                                                     SCHEDULE II

                            POOL ENERGY SERVICES CO.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                               AS OF DECEMBER 31
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                     -------------------------
                                        BALANCE AT    CHARGED TO      CHARGED                         BALANCE
                                        BEGINNING      COSTS AND     TO OTHER      OTHER              AT END
              DESCRIPTION                OF YEAR       EXPENSES      ACCOUNTS     CHANGES             OF YEAR
              -----------              -----------   -----------   -----------   ---------          -----------
Allowance for Doubtful Accounts:
   1995   . . . . . . . . . . . . . .   $  1,622      $  1,255     $     191    $ (2,009) (a)(b)    $   1,059

   1994   . . . . . . . . . . . . . .      1,952           648            18        (996) (a)(c)        1,622

   1993   . . . . . . . . . . . . . .      1,389           549            54         (40) (a)           1,952


Allowance for Inventory Shrinkage:
   1995   . . . . . . . . . . . . . .   $  1,432      $    244     $       -    $    (91)           $   1,585

   1994   . . . . . . . . . . . . . .      2,996           304             -      (1,868) (d)           1,432

   1993   . . . . . . . . . . . . . .      5,634           153             -      (2,791) (e)           2,996


Allowance for Doubtful Noncurrent
   Receivables:
   1995   . . . . . . . . . . . . . .   $  3,667      $      -     $       -    $   (843) (a)(f)    $   2,824

   1994   . . . . . . . . . . . . . .      4,153             -             -        (486) (a)(g)        3,667

   1993   . . . . . . . . . . . . . .      5,244             -             -      (1,091) (a)(h)        4,153


_________________
(a) Includes amounts reclassified between allowance for doubtful accounts and allowance for doubtful noncurrent receivables.
(b) Includes a reduction of $490 of allowance related to a revised estimate of the accounts receivable allowance.
(c) Includes a reduction of $707 of allowance related to a revised estimate of the accounts receivable allowance.
(d) Includes $1,077 related to inventory written off and $589 related to inventory sold.
(e) Includes $1,505 related to inventory written off and $1,286 related to inventory sold.
(f) Includes a reduction of $2,362 of allowance related to accounts receivable written off.
(g) Includes a reduction of $775 of allowance related to accounts receivable written off.
(h) Includes a reduction of $1,131 of allowance related to accounts receivable written off.

                                                                     SCHEDULE II
                               POOL ARABIA, LTD.

                               VALUATION ACCOUNTS

                               As of December 31

                                 (In thousands)


                                                              CHARGED
                                        BALANCE AT            TO COST                                                BALANCE
                                        BEGINNING               AND                                  OTHER           AT END
        DESCRIPTION                       OF YEAR             EXPENSES          DEDUCTIONS(1)       CHANGES          OF YEAR
------------------------------------    ----------            --------          -------------       -------          -------
Allowance for Inventory Obsolescence:
   1995                                  $ 334                  $   -              $   -              $   -            $ 334
                                         =====                  =====              =====              =====            =====

   1994                                  $ 334                  $   -              $   -              $   -            $ 334
                                         =====                  =====              =====              =====            =====

   1993                                  $   -                  $ 750              $(416)             $   -            $ 334
                                         =====                  =====              =====              =====            =====


  (1) Represents inventory written off by utilizing the allowance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          By:    /S/ J. T. JONGEBLOED
                                               -------------------------------
                                                     J. T. Jongebloed
                                               Chairman, President and Chief
                                                     Executive Officer


Dated:  March 12, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   NAME AND
                   SIGNATURE                                 TITLE                               DATE
                   ---------                                 -----                               ----
                                                                                  ___
         /S/   J. T. JONGEBLOED                 Chairman, President and Chief        |
       ------------------------------------        Executive Officer                 |
               J. T. Jongebloed                                                      |
                                                                                     |
         /S/    E. J. SPILLARD                  Senior Vice President, Finance       |
       ------------------------------------        (principal financial officer)     |
                E. J. Spillard                                                       |
                                                                                     |
         /S/     B. G. GORDON                   Controller (principal accounting     |
       ------------------------------------        officer)                          |
                 B. G. Gordon                                                        |
                                                                                     |
             PRESTON M. GEREN, JR.              Director*                            |
                                                                                     |
                 W. C. McCORD                   Director*                            |----- March 12, 1996
                                                                                     |
               WILLIAM H. MOBLEY                Director*                            |
                                                                                     |
              JOSEPH R. MUSOLINO                Director*                            |
                                                                                     |
                JAMES L. PAYNE                  Director*                            |
                                                                                     |
               DONALD D. SYKORA                 Director*                            |
                                                                                     |
                                                                                     |
*By:  /S/     J. T. JONGEBLOED                                                       |
    ---------------------------------------                                          |
     (J. T. Jongebloed, as Attorney-In-Fact                                          |
       for each of the persons indicated)                                          __|

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                        DOCUMENT
---------                                    --------------
  10.26        -   $35 million Restated Revolving Credit Agreement dated as of November 30, 1995 between Pool Company and NationsBank of Texas, N.A., as Agent
  10.27        -   $6.5 million Term Loan Agreement dated as of November 30, 1995 between International Sea Drilling
                   Ltd. and NationsBank of Texas, N.A., as Agent
  10.28        -   $10 million Restated Term Loan Agreement dated as of November 30, 1995 between Pool Company and
                   NationsBank of Texas, N.A., as Agent
  21           -   List of Subsidiaries
  23           -   Consent of Deloitte & Touche LLP
  24           -   Powers of Attorney
  27           -   Financial Data Schedule