Form 10-Q
period 1996-03-31
POOL ENERGY SERVICES CO
filed 1996-05-15
CIK 842815

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO ___

      The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: Common Stock, no par value - 14,091,183 shares


===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                              THREE MONTHS ENDED MARCH 31
                                                                             ----------------------------
                                                                                 1996             1995
                                                                             -----------      -----------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    81,682      $    62,854
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . .            658              775
                                                                             -----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         82,340           63,629
                                                                             -----------      -----------
Costs and Expenses:
    Operating expenses  . . . . . . . . . . . . . . . . . . . . . . . . .         63,581           51,178
    Selling, general and administrative expenses  . . . . . . . . . . . .         11,298            9,362
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . .          4,253            3,335
                                                                             -----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,132           63,875
                                                                             -----------      -----------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . .            164              481
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            645              151
                                                                             -----------      -----------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . .          2,727               84
Income Tax Provision (Credit) . . . . . . . . . . . . . . . . . . . . . .          1,304             (131)
                                                                             -----------      -----------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,423      $       215
                                                                             ===========      ===========
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . .    $       .10      $       .02
                                                                             ===========      ===========
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . . .     14,074,006       13,561,440
                                                                             ===========      ===========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED MARCH 31
                                                                             ----------------------------
                                                                                1996               1995
                                                                             ---------          ---------
Operating Activities:
    Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,423          $     215
    Noncash items included above:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . .        4,253              3,335
     Deferred income taxes (credit)   . . . . . . . . . . . . . . . . . .          940               (266)
     Undistributed earnings of unconsolidated affiliates  . . . . . . . .         (674)              (776)
     Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (102)              (297)
    Refund (payment) of pre-1990 personal injury and property
     damage claims  . . . . . . . . . . . . . . . . . . . . . . . . . . .            4                (20)
    Payment for lease of manufacturing facility . . . . . . . . . . . . .         (537)              (537)
    Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (262)               (39)
    Net effect of changes in operating working capital  . . . . . . . . .       (4,427)               942
                                                                             ---------          ---------
       Net Cash Flows Provided by Operating Activities  . . . . . . . . .          618              2,557
                                                                             ---------          ---------
Investing Activities:
    Property additions  . . . . . . . . . . . . . . . . . . . . . . . . .       (5,356)            (8,340)
    Expenditures for the acquisition of GPC, including acquisition costs           (68)                 -
    Proceeds from disposition of property, plant and equipment  . . . . .          276                329
    Cash dividends received from unconsolidated affiliates  . . . . . . .            -                 98
    Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          270                207
                                                                             ---------          ---------
       Net Cash Flows Used in Investing Activities  . . . . . . . . . . .       (4,878)            (7,706)
                                                                             ---------          ---------
Financing Activities:
    Proceeds and repayments of short-term borrowings - net  . . . . . . .            -              5,200
    Proceeds from exercise of stock options . . . . . . . . . . . . . . .          203                  -
    Payments for debt financing costs . . . . . . . . . . . . . . . . . .         (196)               (13)
    Proceeds from project financing . . . . . . . . . . . . . . . . . . .        6,500                  -
    Principal payments on project financing . . . . . . . . . . . . . . .         (554)                 -
    Principal payments on long-term debt  . . . . . . . . . . . . . . . .       (1,008)               (31)
                                                                             ---------          ---------
       Net Cash Flows Provided by Financing Activities  . . . . . . . . .        4,945              5,156
                                                                             ---------          ---------
Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . .          685                  7
Cash and Cash Equivalents at January 1, . . . . . . . . . . . . . . . . .        5,492              2,560
                                                                             ---------          ---------
Cash and Cash Equivalents at March 31,  . . . . . . . . . . . . . . . . .    $   6,177          $   2,567
                                                                             =========          =========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                 MARCH 31    DECEMBER 31
                                                                                   1996          1995
                                                                                 ---------   -----------
                                                                                (UNAUDITED)
                                     ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .    $   6,177     $   5,492
    Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          166           163
    Accounts and notes receivable (net of allowance for doubtful accounts of
     $1,153 and $1,059)   . . . . . . . . . . . . . . . . . . . . . . . . . .       58,647        54,984
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,925        10,516
    Deferred income tax asset (net of $319 and $407 allowance)  . . . . . . .        3,865         3,469
    Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        6,839         3,525
                                                                                 ---------     ---------
       Total current assets   . . . . . . . . . . . . . . . . . . . . . . . .       86,619        78,149
Property, Plant and Equipment - Net . . . . . . . . . . . . . . . . . . . . .      125,760       124,024
Investment in and Noncurrent Receivables from Unconsolidated Affiliates . . .       26,673        26,001
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,321        11,174
Noncurrent Deferred Income Tax Asset (net of $6,075 and $6,314 allowance) . .        4,728         5,528
Noncurrent Receivables (net of allowance for doubtful accounts of $2,230 and
    $2,824) and Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .        3,105         2,594
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . . . . .          931           973
                                                                                 ---------     ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 259,137     $ 248,443
                                                                                 =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .    $   6,197     $   4,785
    Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .       22,726        24,123
    Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,344        19,615
    Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,346         2,647
                                                                                 ---------     ---------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . . . .       57,613        51,170

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,310        15,784
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,480         2,323
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,081        43,139

Shareholders' Equity:
    Common stock, no par value:
     25,000,000 shares authorized; 14,091,183 and 14,063,983 shares
       issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . .      134,641       134,438
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,334         1,911
    Cumulative foreign currency translation adjustments . . . . . . . . . . .         (322)         (322)
                                                                                 ---------     ---------
       Total shareholders' equity   . . . . . . . . . . . . . . . . . . . . .      137,653       136,027
                                                                                 ---------     ---------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 259,137     $ 248,443
                                                                                 =========     =========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included in this report are unaudited but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated. Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

(2)  UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as shown by the financial statements of the affiliates.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                            ------------------------
                                                              1996           1995
                                                            --------       ---------
       Revenues:
           Pool Arabia, Ltd.  . . . . . . . . . . . . .     $  6,718       $   8,057
           Antah Drilling Sdn. Bhd.   . . . . . . . . .        1,048           1,043
           Pool Santana, Limited  . . . . . . . . . . .          960           1,236
           Intairdril Oman L.L.C.   . . . . . . . . . .          265             118
                                                            --------       ---------
                Total . . . . . . . . . . . . . . . . .     $  8,991       $  10,454
                                                            ========       =========

       Gross profit (a):
           Pool Arabia, Ltd.  . . . . . . . . . . . . .     $  2,346       $   3,133
           Antah Drilling Sdn. Bhd.   . . . . . . . . .          596             609
           Pool Santana, Limited  . . . . . . . . . . .          333             511
           Intairdril Oman L.L.C.   . . . . . . . . . .          115              79
                                                            --------       ---------
                Total . . . . . . . . . . . . . . . . .     $  3,390       $   4,332
                                                            ========       =========

       Net income (loss):
           Pool Arabia, Ltd.  . . . . . . . . . . . . .     $   (291)      $     415
           Antah Drilling Sdn. Bhd.   . . . . . . . . .           59             (27)
           Pool Santana, Limited  . . . . . . . . . . .           89             151
           Intairdril Oman L.L.C.   . . . . . . . . . .           36            (242)
                                                            --------       ---------
                Total . . . . . . . . . . . . . . . . .     $   (107)      $     297
                                                            ========       =========

- -----------
(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and general and administrative expenses).

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


     Earnings attributable to unconsolidated affiliates is summarized below:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                   ----------------------
                                                                                     1996          1995
                                                                                   --------      --------
The Company's portion of net income (loss)  . . . . . . . . . . . . . . . . .      $    (57)     $    154
Adjustment to depreciation recorded by affiliates to the Company's basis  . .           354           224
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           377           398
                                                                                   --------      --------
Equity in income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           674           776
Management fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             9
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -            15
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (16)          (25)
                                                                                   --------      --------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    658      $    775
                                                                                   ========      ========

     In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana, Limited, a Trinidad corporation, for $1.2 million in cash. The assets of the Company's Trinidad operation consist primarily of a platform workover rig and its related equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 1996 AND 1995

     For the quarter ended March 31, 1996, the Company had consolidated net income of $1.4 million, reflecting stronger overall market conditions than those prevailing in the first quarter of 1995, for which the Company reported net income of $0.2 million. The average price per barrel of West Texas Intermediate crude oil was higher by approximately 7% in the first quarter of 1996 than in the first quarter of 1995, and average natural gas prices increased approximately 105% comparing the same periods. Results from the Company's domestic operations improved primarily due to higher activity for the Company's jackup rigs and increased rates for its platform rigs located in the Gulf of Mexico, increased land drilling activity in Alaska and the inclusion of results from rigs and equipment acquired in the June 1995 Golden Pacific Corp. ("GPC") acquisition. The Company's domestic onshore operation reported first quarter well-servicing rig hours 31% higher than in the corresponding quarter of 1995, primarily due to the inclusion of rigs acquired in the GPC acquisition. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 66% in the first quarter of 1996, compared to 57% during the comparable period of 1995; average rig rates were also 26% higher. Earnings from the Company's Alaska operations increased from the first quarter of 1995 due to all of its three Arctic land drilling rigs operating during the first quarter of 1996, whereas only two were working and one was on standby during the comparable period of 1995. Results from the Company's international operations decreased primarily due to lower rig activity by its unconsolidated affiliate in Saudi Arabia and reduced activity in Tunisia and Oman, offset partly by results from a new offshore platform workover rig in Australia that began contributing in the second half of 1995.

     Revenues. Revenues were $81.7 million in the first quarter of 1996, a 30% increase compared with revenues of $62.9 million in the first quarter of 1995. This increase was attributable to the inclusion of revenues from rigs and equipment acquired in the GPC acquisition, higher activity for the jackup rigs and rates for the platform rigs located in the Gulf of Mexico, as well as higher land drilling activity in Alaska. Domestic onshore well-servicing and related services revenues increased $11.2 million or 36% in the first quarter of 1996 from the corresponding quarter of 1995, chiefly as a result of the GPC acquisition. Domestic onshore rig utilization was 53% in both the first quarter of 1996 and the first quarter of 1995. Gulf of Mexico offshore workover and drilling revenues increased $5.5 million or 77%, and Alaska operations revenues increased $2.6 million or 40%. International operations revenues were unchanged from the first quarter of 1995 as the revenues attributable to the new offshore platform workover rig in Australia were offset by the absence of a rig contract in Tunisia, lower rig utilization in Oman and the completion of a land drilling contract in Ecuador. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.7 million in the first quarter of 1996 compared to $0.8 million in the first quarter of 1995. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, decreased $0.4 million from the first quarter of 1995 primarily as a result of the completion in March 1995 of a land drilling contract in Saudi Arabia. The decrease in the earnings of Pool Arabia, Ltd. was mostly offset by better operating results from the joint ventures located in Oman and Malaysia.


     Costs and Expenses. The Company's costs and expenses were $79.1 million in the first quarter of 1996, a 24% increase compared to costs and expenses of $63.9 million in the corresponding quarter of 1995. Such increase was attributable to the inclusion of costs and expenses related to the rigs and equipment obtained in the GPC acquisition as well as costs associated with higher levels of activity in the Gulf of Mexico and in Alaska.

     Interest Expense. Interest expense was $0.5 million higher in the first quarter of 1996 than in the corresponding quarter of 1995 due primarily to borrowings related to the term loan entered into in April 1995 that were used to refinance the 1994 acquisition of the 60.7% partnership interest in Pool Arctic Alaska, the notes payable related to the GPC acquisition and the term loan used to refinance the construction costs of the new offshore platform workover rig in Australia, offset partly by lower average borrowings under the Company's syndicated bank revolving line of credit.

     Income Taxes. The Company recorded income tax expense of $1.3 million in the first quarter of 1996 (which included $0.9 million of deferred taxes) on income before income taxes of $2.7 million, compared to an income tax benefit of $0.1 million on income before income taxes of $0.1 million in the first quarter of 1995. This net increase of $1.4 million of income tax expense was due primarily to stronger domestic operating results in the first quarter of 1996 compared to the first quarter of 1995. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $6.2 million at March 31, 1996 compared to $5.5 million at December 31, 1995. Working capital was $29.0 million and $27.0 million at March 31, 1996 and December 31, 1995, respectively. The Company used a net $4.9 million for investing activities in the first quarter of 1996, primarily for capital expenditures of $5.4 million, offset partly by $0.3 million of proceeds from dispositions of equipment. The Company used a net $7.7 million for investing activities in the first quarter of 1995, primarily for capital expenditures of $8.3 million, offset partly by $0.3 million of proceeds from disposition of equipment. The Company anticipates that 1996 capital expenditures will consist of (i) approximately $18 million for capital additions and improvements to its existing rig fleet and (ii) approximately $7.5 million for an extensive refurbishment and upgrade of an idle platform drilling rig in the Gulf of Mexico. It is anticipated that these expenditures will be financed chiefly through internally generated funds, although the Company may avail itself of borrowings as needed. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

     Credit Facilities and Long-Term Debt. The Company has available a syndicated bank line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $35 million, or (ii) a calculated amount based on a percentage of domestic receivables meeting certain criteria. At March 31, 1996, the maximum availability was $35 million, of which none had been drawn in cash and $13.4 million was being utilized to support the issuance of letters of credit.

     In January 1996 the Company received $6.5 million under a four-year term loan agreement in order to refinance the construction costs incurred during 1995 to build a new offshore platform workover rig for a contract in Australia. During the first quarter of 1996 the Company made scheduled principal payments on this project financing of $0.6 million.

     During the first quarter of 1996, the Company made scheduled principal payments on other long-term debt of $1.0 million.

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 2, 1996 the Company held its Annual Meeting of Shareholders. At such meeting the following matters were voted upon:

     (i) The following persons were elected to serve as Class II directors of the Company, each for a term of three years or until a successor is elected and qualified:

                                                       VOTES         VOTES
                                                        FOR        WITHHELD
                                                    -----------   -----------
       Gary D. Nicholson                             13,065,477        40,430

       W. C. McCord                                  13,065,170        40,737

     (ii) A proposal to approve the Pool Energy Services Co. 1996 Directors' Stock Incentive Plan received 12,566,800 affirmative votes, 221,398 negative votes, and there were 155,696 abstentions and 162,013 broker non-votes; such proposal received sufficient affirmative votes for approval.

     (iii) A proposal to amend the Company's Articles of Incorporation to increase the Company's authorized Common Stock from 25 million shares to 40 million shares received 10,298,478 affirmative votes, 2,691,419 negative votes, and there were 19,606 abstentions and 96,404 broker non-votes; the number of affirmative votes cast was sufficient to attain the required majority (two-thirds of outstanding shares) for such proposal to be approved.

     (iv) A proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year 1996 received 13,086,743 affirmative votes, 9,751 negative votes, and there were 9,413 abstentions; such proposal received sufficient affirmative votes for approval.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                                 DOCUMENT
- -----------                                 --------
3.1(*)         -   Articles of Incorporation of the Company, as amended
10.1(*)        -   Pool Energy Services Co. 1996 Management Bonus Plan - Senior Executive Level
10.2           -   Pool Energy Services Co. 1996 Directors' Stock Incentive Plan (incorporated by reference to Exhibit
                   4.1 to the Company's Registration Statement on Form S-8 No. 333-03159 filed with the commission on
                   May 3, 1996)
10.2.1         -   Form of Stock Option Agreement, Pool Energy Services Co. 1996 Directors' Stock Incentive Plan
                   (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 No.
                   333-03159 filed with the commission on May 3, 1996)
10.3(*)        -   Pool Energy Services Co. 1996 Longterm Incentive Plan
27(*)          -   Financial Data Schedule

- ----------
(*)  Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               POOL ENERGY SERVICES CO.
                                                     (Registrant)

          MAY 15, 1996                           /s/  E. J. SPILLARD
- --------------------------------    ------------------------------------------
             (Date)                                 E. J. Spillard
                                            Senior Vice President, Finance
                                            (principal financial officer)



          MAY 15, 1996                            /s/  B. G. GORDON
- --------------------------------    ------------------------------------------
             (Date)                                  B. G. Gordon
                                                      Controller
                                            (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS



 EXHIBIT
 NUMBER                                     DOCUMENT
 ------                                     --------
   3.1         -   Articles of Incorporation of the Company, as amended
  10.1         -   Pool Energy Services Co. 1996 Management Bonus Plan - Senior Executive Level
  10.3         -   Pool Energy Services Co. 1996 Longterm Incentive Plan
   27          -   Financial Data Schedule