Form 10-Q
period 1996-06-30
POOL ENERGY SERVICES CO
filed 1996-08-12
CIK 842815

================================================================================




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ---------------------

                                  FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO
                       COMMISSION FILE NUMBER 0-18437

                            ---------------------

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
                                    REPORT)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ----    ----

          The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: Common Stock, no par value -- 14,234,688 shares




================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

                                                                                       THREE MONTHS ENDED JUNE 30
                                                                                    --------------------------------
                                                                                        1996               1995
                                                                                    ------------        ------------
Revenues      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     82,988        $     63,805
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . . . .                524                 643
                                                                                    ------------        ------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             83,512              64,448
                                                                                    ------------        ------------
Costs and Expenses:
         Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .             64,521              49,379
         Selling, general and administrative expenses . . . . . . . . . . . .             10,982               9,584
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . .              4,260               3,489
         GPC acquisition related costs  . . . . . . . . . . . . . . . . . . .                 --                 600
                                                                                    ------------        ------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             79,763              63,052
                                                                                    ------------        ------------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . . . .                367                 153
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                739                 267
                                                                                    ------------        ------------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .              3,377               1,282
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,544                 727
                                                                                    ------------        ------------
Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      1,833        $        555
                                                                                    ============        ============

Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . . . .       $        .13        $        .04
                                                                                    ============        ============
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . . . . .         14,162,530          13,663,571
                                                                                    ============        ============


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                 -----------------------------
                                                                                     1996             1995
                                                                                 ------------     ------------
Revenues      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    164,670     $    126,659
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . . . .           1,182            1,418

                                                                                 ------------     ------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         165,852          128,077
                                                                                 ------------     ------------
Costs and Expenses:
         Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .         128,102          100,557
         Selling, general and administrative expenses . . . . . . . . . . . .          22,280           18,946
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . .           8,513            6,824
         GPC acquisition related costs  . . . . . . . . . . . . . . . . . . .              --              600
                                                                                 ------------     ------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         158,895          126,927
                                                                                 ------------     ------------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . . . .             531              634
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,384              418
                                                                                 ------------     ------------
Income Before Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           6,104            1,366
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,848              596
                                                                                 ------------     ------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      3,256     $        770
                                                                                 ============     ============
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . . . .    $        .23     $        .06
                                                                                 ============     ============
Average Common Shares Outstanding . . . . . . . . . . . . . . . . . . . . . .      14,118,223       13,612,787
                                                                                 ============     ============


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                      SIX MONTHS ENDED JUNE 30
                                                                                    -----------------------------
                                                                                       1996               1995
                                                                                    ---------          ----------
Operating Activities:
        Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   3,256          $      770
        Noncash items included above:
          Depreciation and amortization . . . . . . . . . . . . . . . . . . .           8,513               6,824
          Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .             453                 302
          Undistributed earnings of unconsolidated affiliates . . . . . . . .          (1,125)             (1,213)
          Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (105)               (295)
        Payment for lease of manufacturing facility . . . . . . . . . . . . .          (1,074)             (1,074)
        Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (498)               (390)
        Net effect of changes in operating working capital  . . . . . . . . .          (6,209)             (1,548)
                                                                                    ---------          ----------
            Net Cash Flows Provided by Operating Activities . . . . . . . . .           3,211               3,376
                                                                                    ---------          ----------
Investing Activities:
         Property additions . . . . . . . . . . . . . . . . . . . . . . . . .         (13,046)            (13,915)
         Expenditures for the purchase of the operating assets of Western Oil          (3,950)                 --
         Expenditures for the acquisition of GPC, including acquisition costs,
           less cash acquired . . . . . . . . . . . . . . . . . . . . . . . .            (123)             (2,695)
         Expenditures for the acquisition of Pool Santana, including
           acquisition  costs, less cash acquired   . . . . . . . . . . . . .            (613)                 --
         Proceeds from disposition of property, plant and equipment . . . . .             845                 860
         Cash dividends received from unconsolidated affiliates . . . . . . .             101                 180
         Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             370                 187
                                                                                    ---------          ----------
            Net Cash Flows Used in Investing Activities . . . . . . . . . . .         (16,416)            (15,383)
                                                                                    ---------          ----------
Financing Activities:
         Proceeds and repayments of short-term borrowings - net . . . . . . .          10,455               6,600
         Proceeds from exercise of stock options  . . . . . . . . . . . . . .           1,562                  51
         Retirement of debt assumed in GPC acquisition  . . . . . . . . . . .              --              (1,962)
         Payments for debt financing costs  . . . . . . . . . . . . . . . . .            (199)                (93)
         Proceeds from long-term debt . . . . . . . . . . . . . . . . . . . .           6,500              10,000
         Principal payments on long-term debt . . . . . . . . . . . . . . . .          (4,234)               (937)
                                                                                    ---------          ----------
            Net Cash Flows Provided by Financing Activities . . . . . . . . .          14,084              13,659
                                                                                    ---------          ----------
Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . .             879               1,652
Cash and Cash Equivalents at January 1, . . . . . . . . . . . . . . . . . . .           5,492               2,560
                                                                                    ---------          ----------
Cash and Cash Equivalents at June 30, . . . . . . . . . . . . . . . . . . . .       $   6,371          $    4,212
                                                                                    =========          ==========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                    JUNE 30      DECEMBER 31
                                                                                     1996           1995
                                                                                  ----------     -----------
                                                                                  (UNAUDITED)
                                     ASSETS
Current Assets:
      Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .     $    6,371     $    5,492
      Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . .            168            163
      Accounts and notes receivable (net of allowance for doubtful accounts of
            $1,384 and $1,059)  . . . . . . . . . . . . . . . . . . . . . . .         58,801         54,984
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,857         10,516
      Deferred income tax asset (net of $231 and $407 allowance)  . . . . . .          3,708          3,469
      Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .          8,193          3,525
                                                                                  ----------     ----------
            Total current assets  . . . . . . . . . . . . . . . . . . . . . .         88,098         78,149
Property, Plant and Equipment - Net . . . . . . . . . . . . . . . . . . . . .        134,194        124,024
Investment in and Noncurrent Receivables from Unconsolidated Affiliates . . .         25,554         26,001
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,855         11,174
Noncurrent Deferred Income Tax Asset (net of $5,928 and $6,314 allowance) . .          3,997          5,528
Noncurrent Receivables (net of allowance for doubtful accounts of
       $1,942 and $2,824) and Other Assets  . . . . . . . . . . . . . . . . .          2,571          2,594
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . . . . .            888            973
                                                                                  ----------     ----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  267,157     $  248,443
                                                                                  ==========     ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Short-term bank loans   . . . . . . . . . . . . . . . . . . . . . . . .     $   10,455     $       --
      Current portion of long-term debt   . . . . . . . . . . . . . . . . . .          5,325          4,785
      Trade accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .         22,433         24,123
      Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .         22,562         19,615
      Accrued taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,249          2,647
                                                                                  ----------     ----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .         65,024         51,170
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,510         15,784
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,598          2,323
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,169         43,139
Shareholders' Equity:
      Common stock, no par value:
          40,000,000 and 25,000,000 shares authorized; 14,234,688 and
            14,063,983 shares issued and outstanding  . . . . . . . . . . . .        136,069        134,438
      Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . .          5,167          1,911
      Unearned compensation related to outstanding restricted stock   . . . .            (58)            --
      Cumulative foreign currency translation adjustments   . . . . . . . . .           (322)          (322)
                                                                                  ----------     ----------
            Total shareholders' equity  . . . . . . . . . . . . . . . . . . .        140,856        136,027
                                                                                  ----------     ----------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  267,157     $  248,443
                                                                                  ==========     ==========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.   UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as shown by the financial statements of the affiliates.

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30
                                                                         ------------------------------
                                                                            1996                1995
                                                                         ---------            ---------
                 Revenues:
                    Pool Arabia, Ltd. . . . . . . . . . . . . . . . .    $  13,610            $  14,764
                    Antah Drilling Sdn. Bhd.  . . . . . . . . . . . .        2,099                2,089
                    Pool Santana, Limited . . . . . . . . . . . . . .          960(b)             2,495
                    Intairdril Oman L.L.C.  . . . . . . . . . . . . .          274                  265
                                                                         ---------            ---------
                       Total  . . . . . . . . . . . . . . . . . . . .    $  16,943            $  19,613
                                                                         =========            =========

                 Gross profit (a):
                    Pool Arabia, Ltd. . . . . . . . . . . . . . . . .    $   4,632            $   5,461
                    Antah Drilling Sdn. Bhd.  . . . . . . . . . . . .        1,195                1,085
                    Pool Santana, Limited . . . . . . . . . . . . . .          333(b)             1,003
                    Intairdril Oman L.L.C.  . . . . . . . . . . . . .          112                  150
                                                                          --------            ---------
                       Total  . . . . . . . . . . . . . . . . . . . .    $   6,272            $   7,699
                                                                         =========            =========

                 Net income (loss):
                    Pool Arabia, Ltd. . . . . . . . . . . . . . . . .    $    (660)           $      91
                    Antah Drilling Sdn. Bhd.  . . . . . . . . . . . .          (98)                (657)
                    Pool Santana, Limited . . . . . . . . . . . . . .           89(b)               319
                    Intairdril Oman L.L.C.  . . . . . . . . . . . . .          (14)                (282)
                                                                         ---------            ---------
                       Total  . . . . . . . . . . . . . . . . . . . .    $    (683)           $    (529)
                                                                         =========            =========

(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).
(b) In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana, Limited ("Pool Santana"), a Trinidad corporation, for $1.2 million in cash. Pool Santana's results have been included in the accompanying consolidated financial statements since the date of such acquisition.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


     Earnings attributable to unconsolidated affiliates is summarized below:

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                       -----------------------
                                                                                         1996           1995
                                                                                       --------      ---------
The Company's portion of net loss . . . . . . . . . . . . . . . . . . . . . . . .      $   (348)     $    (258)
Adjustment to depreciation recorded by affiliates to the Company's basis  . . . .           712            614
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           761            857
                                                                                       --------      ---------
Equity in income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,125          1,213
Management fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              5
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             24
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            57            176
                                                                                       --------      ---------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,182      $   1,418
                                                                                       ========      =========


3.   PUBLIC OFFERING

         On July 9, 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it realized proceeds of approximately $47.8 million (net of underwriting discounts and commissions). The Company intends to use the net proceeds as follows: (i) $10.9 million in connection with the acquisition of a 51% interest in a newly formed corporation which will provide well-servicing, workover and drilling services in Argentina, (ii) $9.1 million in connection with the acquisition of the 51% interest that the Company does not already own in its Malaysia affiliate, Antah Drilling Sdn. Bhd. ("Antah Drilling"), (iii) $4.5 million in connection with the June 1996 purchase of the operating assets of Western Oil Well Service Co. ("Western Oil"), (iv) approximately $4.4 million to fund remaining refurbishment costs of, and provide working capital for, Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, and (v) approximately $5.3 million to replenish working capital reserves previously used to fund costs of refurbishment of Rig 18 and the Pool Santana acquisition completed in April 1996. The Company intends to use remaining net proceeds for repayment of debt under its syndicated bank revolving line of credit and for general corporate purposes.



4.   LETTERS OF INTENT

     In May 1996, the Company entered into a letter of intent to acquire a 51% interest in a newly formed Argentina corporation which will provide well-servicing, workover and drilling services in Argentina. This new corporation will own and operate nine land drilling rigs and 11 land workover rigs. The Company's initial investment in this corporation will be approximately $8.7 million, and it will provide an additional $2.2 million for working capital.

     In May 1996, the Company entered into a letter of intent to acquire the 51% interest that it does not already own in Antah Drilling for approximately $3.7 million in cash. In addition, approximately $5.4 million will be used to repay indebtedness of Antah Drilling owed to the Company's partner in that venture. Antah Drilling's assets include a new state-of-the-art 2,000 horsepower platform drilling rig and a platform workover rig.

     These proposed transactions are subject to negotiation of definitive agreements and/or to other contingencies and there can be no assurance that either transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On July 9, 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it realized proceeds of approximately $47.8 million (net of underwriting discounts and commissions). The Company intends to use the net proceeds as follows: (i) $10.9 million in connection with the acquisition of a 51% interest in a newly formed corporation which will provide well-servicing, workover and drilling services in Argentina, (ii) $9.1 million in connection with the acquisition of the 51% interest that the Company does not already own in Antah Drilling, (iii) $4.5 million in connection with the June 1996 purchase of the operating assets of Western Oil, (iv) approximately $4.4 million to fund remaining refurbishment costs of, and provide working capital for, Rig 18, and (v) approximately $5.3 million to replenish working capital reserves previously used to fund refurbishment costs of Rig 18 and the Pool Santana acquisition completed in April 1996. The Company intends to use remaining net proceeds for repayment of debt under its syndicated bank revolving line of credit and for general corporate purposes.

         In June 1996, the Company purchased the operating assets (including approximately 23 land well-servicing rigs) of Western Oil for approximately $4.0 million in cash. These assets are anticipated to require an additional $0.5 million in working capital.

         In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana for $1.2 million in cash. Pool Santana's assets consist primarily of a platform workover rig and its related equipment.

         In May 1996, the Company entered into separate letters of intent with respect to the following:

         o the acquisition of a 51% interest in a newly formed Argentina corporation which will provide well-servicing, workover and drilling services in Argentina. This new corporation will own and operate nine land drilling rigs and 11 land workover rigs. The Company's initial investment in this corporation will be approximately $8.7 million, and it will provide an additional $2.2 million for working capital.

         o the acquisition of the 51% interest that it does not already own in Antah Drilling for approximately $3.7 million in cash. In addition, approximately $5.4 million will be used to repay indebtedness of Antah Drilling owed to the Company's partner in that venture. Antah Drilling's assets include a new state-of-the-art 2,000 horsepower platform drilling rig and a platform workover rig.

         These proposed transactions are subject to negotiation of definitive agreements and/or to other contingencies and there can be no assurance that either transaction will be consummated.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1996 AND 1995

         For the quarter ended June 30, 1996, the Company had consolidated net income of $1.8 million, reflecting stronger overall market conditions than those prevailing in the second quarter of 1995, for which the Company reported net income of $0.6 million, which included a $0.4 million after-tax charge for costs related to the Golden Pacific Corp. ("GPC") acquisition. The average price of crude oil was higher by approximately 12% in the second quarter of 1996 than in the second quarter of 1995, and average natural gas prices increased approximately 50% comparing the same periods. Results from the Company's domestic operations improved primarily due to the inclusion of results from rigs and equipment acquired in the June 1995 GPC acquisition, higher activity and increased rates for the Company's jackup rigs in the Gulf of Mexico and increased land drilling activity and higher rates in Alaska. The Company's domestic onshore operation reported second quarter well-servicing rig hours 25% higher than in the corresponding quarter of 1995, primarily due to the inclusion of rigs acquired in the GPC acquisition. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 67% in the second quarter of 1996, compared to 68% during the comparable period of 1995; however, average rig rates were 23% higher in the 1996 period. The operating results from the Company's international operations increased due to higher land drilling activity in Ecuador and Tunisia and a new offshore platform workover rig in Australia which did not begin to contribute until the second half of 1995.

         Revenues.    Revenues  were  $83.0  million  in  the  second  quarter
of 1996, a 30% increase compared with revenues of $63.8 million in the second quarter of 1995. This increase was attributable to (i) the inclusion of revenues from rigs and equipment acquired in the GPC acquisition for the entire second quarter of 1996, compared to only 17 days in the second quarter of 1995,
(ii) higher activity and increased rates for the jackup rigs, increased rates for the platform rigs and increased labor contract activity in the Gulf of Mexico, (iii) revenues attributable to the new offshore platform workover rig in Australia, (iv) increased land drilling rig activity in Ecuador and Tunisia and (v) greater land drilling activity and higher rates in Alaska. Domestic onshore well-servicing and related services revenues increased $10.3 million or 23% in the second quarter of 1996 from the corresponding quarter of 1995, chiefly as a result of the GPC acquisition. Domestic onshore rig utilization was 53% in the second quarter of 1996, compared to 52% in the second quarter of 1995. Gulf of Mexico offshore workover and drilling revenues increased $3.4 million or 35%, international operations revenues increased $4.4 million or 90%, and Alaska operations revenues increased $1.1 million or 23%. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

         Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.5 million in the second quarter of 1996 compared to $0.6 million in the second quarter of 1995. Earnings from Pool Santana were $0.1 million in the second quarter of 1995. Earnings from Pool Santana ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its venture partner's interest in Pool Santana in April 1996.

         Costs and Expenses. The Company's costs and expenses were $79.8 million in the second quarter of 1996, a 27% increase compared to costs and expenses of $63.1 million in the corresponding quarter of 1995. This increase was chiefly attributable to the inclusion of costs and expenses related to the rigs and equipment obtained in the GPC acquisition for the entire second quarter of 1996, compared to only 17 days in the second quarter of 1995. In addition, costs and expenses were higher due to the operation of the new offshore platform workover rig in Australia and costs associated with higher jackup rig and labor contract activity in the Gulf of Mexico. Costs and expenses in the second quarter of 1995 included $0.6 million of expenses related to the GPC acquisition, primarily for yard closings.

         Interest Expense. Interest expense was $0.5 million higher in the second quarter of 1996 than in the corresponding quarter of 1995 primarily due to the notes payable related to the GPC acquisition and the term loan used to refinance the construction costs of the new offshore platform workover rig in Australia.

         Income Taxes. The Company recorded income tax expense of $1.5 million in the second quarter of 1996 on income before income taxes of $3.4 million, compared to income tax expense of $0.7 million on income before income taxes of $1.3 million in the second quarter of 1995. The increase in income tax expense was primarily due to stronger domestic operating results in the second quarter of 1996 compared to the second quarter of 1995. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         The Company had consolidated net income of $3.3 million for the first six months of 1996, compared to net income of $0.8 million for the first six months of 1995, which included a $0.4 million after-tax charge for costs related to the GPC acquisition. Results from the Company's domestic operations improved primarily due to the higher activity and increased rates for the Company's jackup rigs in the Gulf of Mexico, the inclusion of results from rigs and equipment acquired in the June 1995 GPC acquisition and increased land drilling activity and higher rates in Alaska. The Company's domestic onshore operation reported rig hours 28% higher for the first six months of 1996 than for the corresponding period of 1995, primarily due to the inclusion of rigs acquired in the GPC acquisition. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 67% in the first six months of 1996, compared to 63% during the comparable period of 1995; also, average rig rates were 24% higher in the 1996 period. The operating results from the Company's international operations increased primarily due to higher land drilling activity in Ecuador and the new offshore platform workover rig in Australia which did not begin to contribute until the second half of 1995, offset partly by lower rig activity by its unconsolidated affiliate in Saudi Arabia and reduced rig activity in Oman.

         Revenues.   Revenues  were  $164.7  million  in  the  first  six
months of 1996, a 30% increase compared with revenues of $126.7 million in the first six months of 1995. This increase was attributable to (i) the inclusion of revenues from rigs and equipment acquired in the June 1995 GPC acquisition, (ii) higher activity and increased rates for the jackup rigs, increased rates for the platform rigs and increased labor contract activity in the Gulf of Mexico, (iii) revenues attributable to the new offshore platform workover rig in Australia, (iv) higher land drilling activity and increased rig rates in Alaska and (v) higher land drilling activity in Ecuador. Domestic onshore well-servicing and related services revenues increased $21.1 million or 24% in the first six months of 1996 from the corresponding period of 1995, chiefly as a result of the June 1995 GPC acquisition. Gulf of Mexico workover and drilling revenues increased $8.8 million or 53%, international operations revenues increased $4.4 million or 35%, and Alaska operations revenues increased $3.7 million or 33%. Revenues for international operations do not include revenues from the Company's foreign joint ventures, which are unconsolidated affiliates.

         Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.2 million in the first six months of 1996 compared to $1.4 million in the first six months of 1995. Earnings attributable to Pool Arabia, Ltd. decreased $0.5 million from the first six months of 1995 primarily as a result of the completion in March 1995 of a land drilling contract in Saudi Arabia. The decrease in the earnings of Pool Arabia, Ltd. was partially offset by better operating results from Antah Drilling.

         Costs and Expenses. The Company's costs and expenses were $158.9 million in the first six months of 1996, a 25% increase compared to costs and expenses of $126.9 million in the corresponding period of 1995. This increase was chiefly attributable to the inclusion of costs and expenses related to the rigs and equipment obtained in the June 1995 acquisition of GPC. In addition, costs and expenses increased due to the new offshore platform workover rig operating in Australia, the higher jackup rig and labor contract activity in the Gulf of Mexico and the higher land drilling activity in Alaska. Costs and expenses in 1995 included $0.6 million of expenses related to the GPC acquisition, primarily for yard closings.

         Interest Expense. Interest expense was $1.0 million higher in the first six months of 1996 than in the corresponding period of 1995 primarily due to the notes payable related to the GPC acquisition, the term loan used to refinance the construction costs of the new offshore platform workover rig in Australia and borrowing related to the term loan entered into in April 1995 that was used to refinance the 1994 acquisition of the 60.7% partnership interest in Pool Arctic Alaska, offset partly by lower average borrowings in 1996 under the Company's syndicated bank revolving line of credit.

         Income Taxes. The Company recorded income tax expense of $2.8 million in the first six months of 1996 on income before income taxes of $6.1 million, compared to income tax expense of $0.6 million on income before income taxes of $1.4 million in the first six months of 1995. The increase in income tax expense was primarily due to stronger operating results in the first six months of 1996 compared to the first six months of 1995. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

         Cash Flows. The Company had cash and cash equivalents of $6.4 million at June 30, 1996 compared to $5.5 million at December 31, 1995. Working capital was $23.1 million and $27.0 million at June 30, 1996 and December 31, 1995, respectively. The Company used a net $16.4 million for investing activities in the first six months of 1996, primarily for capital expenditures of $13.0 million. Cash used for investing activities for this period also included $4.0 million for the purchase of the operating assets of Western Oil and $0.6 million, net of cash acquired, for the purchase of 51% of Pool Santana, offset partly by $0.8 million of proceeds from dispositions of equipment. The Company used a net $15.4 million for investing activities in the first six months of 1995, primarily for capital expenditures of $13.9 million, including $6.4 million for the construction of the new offshore platform workover rig now located in Australia which began contributing in the second half of 1995. Cash used for investing activities for this period also included $2.7 million, net of cash acquired, as partial consideration for the acquisition of GPC and the related direct acquisition costs, offset partly by $0.9 million of proceeds from dispositions of equipment.

         The Company anticipates that 1996 capital expenditures other than the business acquisitions described in "General" will consist of (i) approximately $17.0 million for capital additions and improvements to its existing rig fleet and (ii) approximately $7.5 million for the refurbishment of Rig 18. It is anticipated that these expenditures will be financed chiefly through the net proceeds of the July 1996 stock offering (see "General" for a description of the offering) and internally generated funds, although the Company may avail itself of borrowings as needed.

         Credit Facilities and Long-Term Debt. The Company has available a syndicated bank line of credit ("Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $35 million, or (ii) a calculated amount based on a percentage of domestic receivables meeting certain criteria. At June 30, 1996, the maximum availability was $34.5 million, of which $10.5 million had been drawn in cash and $13.0 million was being utilized to support the issuance of letters of credit.

         In January 1996 the Company borrowed $6.5 million under a four-year term loan agreement in order to refinance the construction costs incurred during 1995 to build the new offshore platform workover rig for a contract in Australia. The rig construction costs were initially funded from the Company's cash resources and borrowings under its Line of Credit. During the first six months of 1996 the Company made scheduled principal payments of $1.0 million on this debt.

         During the first six months of 1996, the Company made scheduled principal payments of $3.2 million on other long-term debt.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)   Exhibits

EXHIBIT NO.                                        DOCUMENT
- -----------                                        --------
       1.1(*)      --  Underwriting Agreement dated July 2, 1996
      10.1         --  First Amendment and Waiver to $35 million Restated Revolving Credit Agreement and
                       $10 million Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 No. 333-5229)
      27  (*)      --  Financial Data Schedule

- --------------
(*)       Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1996. The Company filed a Current Report on Form 8-K dated July 10, 1996 (Date of event: July 9, 1996), in respect of the sale to the public of 4,600,000 shares of the Company's common stock, no par value, from which it realized proceeds of approximately $47.8 million (net of underwriting discounts and commissions). The item reported in such Current Report was Item 5, Other Events.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POOL ENERGY SERVICES CO.
                                              (Registrant)

    AUGUST 12, 1996                        /s/ E. J. SPILLARD
- -----------------------          ----------------------------------------
         (Date)                              E. J. Spillard
                                      Senior Vice President, Finance
                                      (principal financial officer)



    AUGUST 12, 1996                       /s/  B. G. GORDON
- -----------------------          ----------------------------------------
         (Date)                              B. G. Gordon
                                              Controller
                                     (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS



EXHIBIT NO.                                        DOCUMENT
- -----------                                        --------
       1.1 (*)     --  Underwriting Agreement dated July 2, 1996
      10.1         --  First Amendment and Waiver to $35 million Restated Revolving Credit Agreement and $10 million
                       Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's
                       Registration Statement on Form S-3 No. 333-5229)
      27   (*)     --  Financial Data Schedule

- ----------------
(*) Filed herewith