Form 10-Q
period 1996-09-30
POOL ENERGY SERVICES CO
filed 1996-11-13
CIK 842815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: Common Stock, no par value - 18,835,938 shares

================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                                                 -------------------------------
                                                                                     1996             1995
                                                                                 -------------    --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     83,978     $     75,515
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . . .               728              752
                                                                                 ------------     ------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            84,706           76,267
                                                                                 ------------     ------------
Costs and Expenses:
    Operating expenses    . . . . . . . . . . . . . . . . . . . . . . . . .            64,796           60,304
    Selling, general and administrative expenses    . . . . . . . . . . . .            11,779           10,536
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .             4,512            4,010
    Acquisition related costs   . . . . . . . . . . . . . . . . . . . . . .                21               43
                                                                                 -------------    ------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            81,108           74,893
                                                                                 ------------     ------------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . . .               996              354
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               602              727
                                                                                 ------------     ------------
Income Before Income Taxes and Minority Interest    . . . . . . . . . . . .             3,992            1,001
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,450              357
Minority Interest in Loss of Consolidated Subsidiary  . . . . . . . . . . .               (44)               -
                                                                                 ------------     ------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      2,586     $        644
                                                                                 ============     ============
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . . .      $        .14     $        .05
                                                                                 ============     ============
Average Common Shares Outstanding   . . . . . . . . . . . . . . . . . . . .        18,735,661       14,063,515
                                                                                 ============     ============

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                                 -------------------------------
                                                                                     1996             1995
                                                                                 -------------    --------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     248,648    $     202,174
Earnings Attributable to Unconsolidated Affiliates  . . . . . . . . . . . .              1,910            2,170
                                                                                 -------------    -------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            250,558          204,344
                                                                                 -------------    -------------
Costs and Expenses:
    Operating expenses    . . . . . . . . . . . . . . . . . . . . . . . . .            192,898          160,861
    Selling, general and administrative expenses    . . . . . . . . . . . .             34,056           29,482
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .             13,025           10,834
    Acquisition related costs   . . . . . . . . . . . . . . . . . . . . . .                 24              643
                                                                                 -------------    -------------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            240,003          201,820
                                                                                 -------------    -------------
Other Income (Expense) - Net  . . . . . . . . . . . . . . . . . . . . . . .              1,527              988
Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,986            1,145
                                                                                 -------------    -------------
Income Before Income Taxes and Minority Interest  . . . . . . . . . . . . .             10,096            2,367
Income Tax Provision  . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,298              953
Minority Interest in Loss of Consolidated Subsidiary  . . . . . . . . . . .                (44)               -
                                                                                 -------------    -------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       5,842    $       1,414
                                                                                 =============    =============
Earnings Per Share of Common Stock  . . . . . . . . . . . . . . . . . . . .      $         .37    $         .10
                                                                                 =============    =============
Average Common Shares Outstanding   . . . . . . . . . . . . . . . . . . . .         15,668,601       13,764,681
                                                                                 =============    =============

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                                 ------------------------------
                                                                                    1996               1995
                                                                                 ----------         -----------
Operating Activities:
    Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,842         $    1,414
    Noncash items included above:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .          13,025             10,834
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .           1,383                505
         Undistributed earnings of unconsolidated affiliates  . . . . . . .          (1,872)            (2,061)
         Other - net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (277)               215
    Payment for lease of manufacturing facility   . . . . . . . . . . . . .          (1,611)            (1,611)
    Cash dividends received from unconsolidated affiliates    . . . . . . .             101                329
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (276)              (501)
    Changes in operating working capital net of effects of acquisitions   .          (8,189)            (2,423)
                                                                                 ----------         ----------
             Net Cash Flows Provided by Operating Activities  . . . . . . .           8,126              6,701
                                                                                 ----------         ----------
Investing Activities:
    Property additions    . . . . . . . . . . . . . . . . . . . . . . . . .         (24,275)           (18,323)
    Expenditures for the acquisition of a 51% controlling interest in PIASA          (8,712)                 -
    Expenditures for the purchase of the operating assets of Western Oil             (3,950)                 -
    Expenditures for the acquisition of GPC, including acquisition costs,
         less cash acquired   . . . . . . . . . . . . . . . . . . . . . . .            (155)            (2,980)
    Expenditures for the acquisition of Pool Santana, including acquisition
         costs, less cash acquired  . . . . . . . . . . . . . . . . . . . .            (620)                 -
    Proceeds from disposition of property, plant and equipment    . . . . .           1,792              1,558
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             507                335
                                                                                 ----------         ----------
             Net Cash Flows Used in Investing Activities  . . . . . . . . .         (35,413)           (19,410)
                                                                                 ----------         ----------
Financing Activities:
    Proceeds and repayments of short-term borrowings - net    . . . . . . .               -              7,700
    Proceeds from exercise of stock options   . . . . . . . . . . . . . . .           1,570                 61
    Proceeds from issuance of common stock, net   . . . . . . . . . . . . .          47,469                  -
    Retirement of debt assumed in GPC acquisition   . . . . . . . . . . . .               -             (1,962)
    Payments for debt financing costs   . . . . . . . . . . . . . . . . . .            (199)              (100)
    Proceeds from long-term debt    . . . . . . . . . . . . . . . . . . . .           6,500             10,000
    Principal payments on long-term debt    . . . . . . . . . . . . . . . .          (5,412)            (1,943)
                                                                                 ----------         ----------
             Net Cash Flows Provided by Financing Activities  . . . . . . .          49,928             13,756
                                                                                 ----------         ----------
Net Increase in Cash and Cash Equivalents   . . . . . . . . . . . . . . . .          22,641              1,047

Cash and Cash Equivalents at January 1,   . . . . . . . . . . . . . . . . .           5,492              2,560
                                                                                 ----------         ----------
Cash and Cash Equivalents at September 30,  . . . . . . . . . . . . . . . .      $   28,133         $    3,607
                                                                                 ==========         ==========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                            SEPTEMBER 30   DECEMBER 31
                                                                                1996           1995
                                                                             ----------    -----------
                                                                            (UNAUDITED)
                                 ASSETS
Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      $   28,133    $     5,492
  Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . .             170            163
  Accounts and notes receivable (net of allowance for doubtful accounts
         of $1,487 and $1,059)  . . . . . . . . . . . . . . . . . . . .          62,964         54,984
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,465         10,516
  Deferred income tax asset (net of $226 and $407 allowance)    . . . .           3,650          3,469
  Other current assets    . . . . . . . . . . . . . . . . . . . . . . .           7,276          3,525
                                                                             ----------    -----------
         Total current assets   . . . . . . . . . . . . . . . . . . . .         114,658         78,149
Property, Plant and Equipment - Net   . . . . . . . . . . . . . . . . .         149,074        124,024
Investment in and Noncurrent Receivables from Unconsolidated Affiliates          26,300         26,001
Goodwill, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,992         11,174
Noncurrent Deferred Income Tax Asset (net of $5,871 and $6,314
  allowance)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,173          5,528
Noncurrent Receivables (net of allowance for doubtful accounts of
  $1,740 and $2,824) and Other Assets   . . . . . . . . . . . . . . . .           2,756          2,594
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . .             845            973
                                                                             ----------    -----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  309,798    $   248,443
                                                                             ==========    ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . .      $    5,952    $     4,785
  Trade accounts payable    . . . . . . . . . . . . . . . . . . . . . .          19,457         24,123
  Other current liabilities   . . . . . . . . . . . . . . . . . . . . .          30,660         22,262
                                                                             ----------    -----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . .          56,069         51,170
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,705         15,784
Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . .           1,435          2,323
Other Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . .          41,546         43,139
Minority Interest   . . . . . . . . . . . . . . . . . . . . . . . . . .           4,106              -
Shareholders' Equity :
  Common stock, no par value:
    40,000,000 and 25,000,000 shares authorized; 18,835,938 and
      14,063,983 shares issued and outstanding    . . . . . . . . . . .         183,546        134,438
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . .           7,753          1,911
  Unearned compensation related to outstanding restricted stock   . . .             (40)             -
  Cumulative foreign currency translation adjustments   . . . . . . . .            (322)          (322)
                                                                             ----------    -----------
         Total shareholders' equity   . . . . . . . . . . . . . . . . .         190,937        136,027
                                                                             ----------    -----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  309,798    $   248,443
                                                                             ==========    ===========

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

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                    ----------------------
                                                      1996          1995
                                                    --------      --------
    Revenues:
        Pool Arabia, Ltd.    . . . . . . . . .      $ 21,086      $ 21,600
        Antah Drilling Sdn. Bhd.   . . . . . .         4,363         3,146
        Pool Santana, Limited    . . . . . . .           960 (b)     3,887
        Intairdril Oman L.L.C.   . . . . . . .           285           308
                                                    --------      --------
              Total  . . . . . . . . . . . . .      $ 26,694      $ 28,941
                                                    ========      ========
    Gross Profit (a):
        Pool Arabia, Ltd.    . . . . . . . . .      $  6,969      $  7,906
        Antah Drilling Sdn. Bhd.   . . . . . .         2,442         1,712
        Pool Santana, Limited    . . . . . . .           333 (b)     1,508
        Intairdril Oman L.L.C.   . . . . . . .           113           178
                                                    --------      --------
              Total  . . . . . . . . . . . . .      $  9,857      $ 11,304
                                                    ========      ========
    Net Income (Loss):
        Pool Arabia, Ltd.    . . . . . . . . .      $   (962)     $   (135)
        Antah Drilling Sdn. Bhd.   . . . . . .           (50)         (411)
        Pool Santana, Limited    . . . . . . .            89 (b)       494
        Intairdril Oman L.L.C.   . . . . . . .           (92)         (348)
                                                    --------      --------
              Total  . . . . . . . . . . . . .      $ (1,015)     $   (400)
                                                    ========      ========

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

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


    Earnings attributable to unconsolidated affiliates is summarized below:

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                               -----------------------
                                                                                 1996           1995
                                                                               --------       --------
The Company's portion of net loss   . . . . . . . . . . . . . . . . . . .      $   (516)      $   (199)
Adjustment to reconcile differences between affiliates' bases and
    Company's carrying value    . . . . . . . . . . . . . . . . . . . . .         2,388          2,260
                                                                               --------       --------
Equity in income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,872          2,061
Management fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              7
Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             29
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            38             73
                                                                               --------       --------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,910       $  2,170
                                                                               ========       ========

    In October 1996, the Company acquired the 51% interest not already owned by the Company in Antah Drilling Sdn. Bhd. ("Antah Drilling"), a Malaysia corporation (see Note 4).

3.  PUBLIC OFFERING

    On July 9, 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company has used or intends to use the net proceeds as follows: (i) $10.9 million in connection with the August 1996 acquisition of a 51% controlling interest in Pool International Argentina S. A. ("PIASA"), a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina (see
Note 4), (ii) $9.1 million in connection with the October 1996 acquisition of the 51% interest not already owned by the Company in Antah Drilling, (iii) $4.5 million in connection with the June 1996 purchase of the operating assets of Western Oil Well Service Co. ("Western Oil"), (iv) $8.5 million in connection with the refurbishment of Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, (v) $1.2 million to replenish working capital reserves previously used for the Pool Santana acquisition which occurred in April 1996, and (vi) for repayment of debt under the Company's syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances.

4.  ACQUISITIONS

    On August 28, 1996, the Company acquired for cash of approximately $8.7 million a 51% controlling interest in PIASA. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina. Additionally, the Company advanced $0.4 million to PIASA in September 1996 for working capital purposes and plans to advance an additional $1.8 million in the near future. For financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA are consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom have been reflected as "minority interest" in the Company's consolidated financial statements.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


    Effective October 1, 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling and repaid indebtedness of Antah Drilling owed to the Company's partner in that venture. A cash payment of $8.4 million was made by the Company in October in connection with such acquisition, and an additional amount, estimated at $0.7 million, is expected to be paid in the fourth quarter of 1996 upon satisfaction of certain conditions specified in the purchase agreement. Antah Drilling's assets include a new state-of-the-art 2,000 horsepower offshore platform drilling rig which recently commenced a three-year contract in Australia and an offshore platform workover rig currently operating in Malaysia.

    In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which loans aggregated $14.6 million as of October 1, 1996. Required principal payments on such loans are: $1.4 million in the fourth quarter of 1996; $4.8 million in 1997, $3.6 million in 1998, and $4.8 million in 1999. Such loans bear interest at the Singapore Interbank Offered Rate (SIBOR) plus 1%; the applicable interest rate was 6.44% on October 1, 1996. Such loans are collateralized by Antah Drilling's offshore platform rigs (approximate net book value of $40 million at October 1, 1996) and all payments under, and proceeds of, the contracts under which such rigs are operating.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      On July 9, 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company has used or intends to use the net proceeds as follows: (i) $10.9 million in connection with the August 1996 acquisition of a 51% controlling interest in PIASA, (ii) $9.1 million in connection with the October 1996 acquisition of the 51% interest not already owned by the Company in Antah Drilling, (iii) $4.5 million in connection with the June 1996 purchase of the operating assets of Western Oil, (iv) $8.5 million in connection with the refurbishment of Rig 18, (v) $1.2 million to replenish working capital reserves previously used for the Pool Santana acquisition which occurred in April 1996, and (vi) for repayment of debt under the Company's syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances.

      On August 28, 1996, the Company acquired for cash of approximately $8.7 million a 51% controlling interest in PIASA. The Company advanced $0.4 million to PIASA in September 1996 for working capital purposes and plans to advance in the near future an additional $1.8 million. PIASA's nine land drilling rigs and 11 land workover rigs operate in the Mendoza and Neuquen basins of Argentina. For financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA are consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom have been reflected as "minority interest" in the Company's consolidated financial statements.

      In June 1996, the Company purchased the operating assets (including approximately 23 land well-servicing rigs) of Western Oil for approximately $4.0 million in cash.

      In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana for $1.2 million in cash. The assets acquired consisted primarily of a platform workover rig and its related equipment.

      Effective October 1, 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling and repaid indebtedness of Antah Drilling owed to the Company's partner in that venture. A cash payment of $8.4 million was made by the Company in October in connection with such acquisition, and an additional amount, estimated at $0.7 million, is expected to be paid in the fourth quarter of 1996 upon satisfaction of certain conditions specified in the purchase agreement. Antah Drilling's assets include a new state-of-the-art 2,000 horsepower offshore platform drilling rig which recently commenced a three-year contract in Australia and an offshore platform workover rig currently operating in Malaysia.

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

      For the third quarter of 1996 the Company recorded the highest quarterly revenues, net income and earnings per share since the Company became public in April 1990. For the quarter ended September 30, 1996, the Company had consolidated net income of $2.6 million, reflecting stronger overall market conditions than those prevailing in the third quarter of 1995 for which the Company reported net income of $0.6 million. The improvement in market conditions has been due largely to the strength of oil and natural gas prices. The average price of crude oil was higher by approximately 25% in the third quarter of 1996 than in the third quarter of 1995, and average natural gas prices increased approximately 45% comparing the same periods. Results from the Company's domestic operations improved primarily due to higher activity and increased rates for the Company's jackup rigs in the Gulf of Mexico. The Company's domestic onshore operation reported third quarter well-servicing rig hours 4% lower than in the corresponding quarter of 1995, primarily due to a decrease in alliance work in West Texas and Northern California. This decrease was partially offset by the hours worked by the rigs purchased in June 1996 from Western Oil. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 73% in the third quarter of 1996, compared to 62% during the comparable period of 1995; also, average rig rates were 30% higher in the 1996 period.

      Revenues. Revenues were $84.0 million in the third quarter of 1996, an 11% increase compared with revenues of $75.5 million in the third quarter of 1995. This increase was attributable to (i) higher activity and increased rates for the jackup rigs and increased labor contract activity in the Gulf of Mexico, (ii) increased land drilling activity in Ecuador, (iii) revenues for the new offshore platform workover rig in Australia and (iv) one month of revenues from the newly formed Argentina corporation. Domestic onshore well-servicing and related services revenues increased $0.5 million or 1% in the third quarter of 1996 from the corresponding quarter of 1995. Domestic onshore rig utilization was 50% in the third quarter of 1996, compared to 54% in the third quarter of 1995. Gulf of Mexico offshore workover and drilling revenues increased $5.5 million or 61%, international operations revenues increased $3.0 million or 43%, and Alaska operations revenues decreased $0.4 million or 9% from the third quarter of 1995.

      Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.7 million in the third quarter of 1996 compared to $0.8 million in the third quarter of 1995. Earnings from Pool Santana were $0.1 million in the third quarter of 1995. Earnings from Pool Santana ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its venture partner's interest in Pool Santana in April 1996.

      Costs and Expenses. The Company's costs and expenses were $81.1 million in the third quarter of 1996, an 8% increase compared to costs and expenses of $74.9 million in the corresponding period of 1995. This increase was attributable to the costs associated with higher jackup rig and labor contract activity in the Gulf of Mexico, expenses related to higher activity for the land drilling rigs in Ecuador, costs associated with the operation of the new offshore platform workover rig in Australia and one month of expenses for PIASA.

      Other Income - Net. Other income - net was $0.6 million higher in the third quarter of 1996 than in the corresponding quarter of 1995 primarily due to interest income earned on temporary cash investments.

      Income Taxes. The Company recorded income tax expense of $1.5 million in the third quarter of 1996 on income before income taxes of $4.0 million, compared to income tax expense of $0.4 million on income before income taxes of $1.0 million in the third quarter of 1995. This increase in income tax expense was primarily due to stronger operating results in the third quarter of 1996 compared to the third quarter of 1995. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

      The Company had consolidated net income of $5.8 million for the first nine months of 1996, compared to net income of $1.4 million for the first nine months of 1995, which included a $0.4 million after-tax charge for costs related to the Golden Pacific Corp. ("GPC") acquisition. Results from the Company's domestic operations improved primarily due to the higher activity and increased rates for the Company's jackup rigs in the Gulf of Mexico, the inclusion of results from rigs and equipment acquired in the June 1995 GPC acquisition and increased land drilling activity and higher rates in Alaska. The Company's domestic onshore operation reported rig hours 15% higher for the first nine months of 1996 than for the corresponding period of 1995, primarily due to the inclusion of rigs acquired in the GPC acquisition. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 69% in the first nine months of 1996, compared to 63% during the comparable period of 1995; also, average rig rates were 26% higher in the 1996 period.

      Revenues. Revenues were $248.6 million in the first nine months of 1996, a 23% increase compared with revenues of $202.2 million in the first nine months of 1995. This increase was attributable to (i) the inclusion of revenues from rigs and equipment acquired in the June 1995 GPC acquisition,
(ii) higher activity and increased rates for the jackup rigs, increased rates for the platform rigs and increased labor contract activity in the Gulf of Mexico, (iii) revenues for the new offshore platform workover rig in Australia,
(iv) higher land drilling activity and increased rig rates in Alaska and (v) higher land drilling activity in Ecuador. Domestic onshore well-servicing and related service revenues increased $21.6 million or 15% in the first nine months of 1996 from the corresponding period of 1995, chiefly as a result of the June 1995 GPC acquisition. Gulf of Mexico offshore workover and drilling revenues increased $14.3 million or 56%, international operations revenues increased $7.3 million or 37%, and Alaska operations revenues increased $3.2 million or 20%, from the first nine months of 1995.

      Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.9 million in the first nine months of 1996 compared to $2.2 million in the first nine months of 1995. Earnings attributable to Pool Arabia, Ltd. decreased $0.6 million from the first nine months of 1995 primarily as a result of the completion in March 1995 of a land drilling contract in Saudi Arabia. The decrease in the earnings of Pool Arabia, Ltd. was partially offset by better operating results from Antah Drilling.

      Costs and Expenses. The Company's costs and expenses were $240.0 million in the first nine months of 1996, a 19% increase compared to costs and expenses of $201.8 million in the corresponding period of 1995. This increase was chiefly attributable to costs and expenses related to the rigs and equipment obtained in the June 1995 acquisition of GPC. In addition, costs and expenses increased due to the higher jackup rig and labor contract activity in the Gulf of Mexico, the higher land drilling activity in Alaska, the new offshore platform workover rig operating in Australia and higher land drilling activity in Ecuador. Costs and expenses in 1995 included $0.6 million of expenses related to the GPC acquisition, primarily for yard closings.

      Other Income - Net. Other income - net was $0.5 million higher in the first nine months of 1996 than in the corresponding period of 1995 primarily due to interest income earned on temporary cash investments.

      Interest Expense. Interest expense was $0.8 million higher in the first nine months of 1996 than in the corresponding period of 1995 primarily due to the notes payable related to the GPC acquisition and the term loan used to refinance the construction costs of Rig 453, the Company's new offshore platform workover rig in Australia, offset partly by lower average borrowings in 1996 under the Company's syndicated bank revolving line of credit.

      Income Taxes. The Company recorded income tax expense of $4.3 million in the first nine months of 1996 on income before income taxes of $10.1 million, compared to income tax expense of $1.0 million on income before income taxes of $2.4 million in the first nine months of 1995. The increase in income tax expense was primarily due to stronger operating results in the first nine months of 1996 compared to the first nine months of 1995. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

      Cash Flows. The Company had cash and cash equivalents of $28.1 million at September 30, 1996 compared to $5.5 million at December 31, 1995. Working capital was $58.6 million and $27.0 million at September 30, 1996 and December 31, 1995, respectively. The Company used a net $35.4 million for investing activities in the first nine months of 1996, primarily for capital expenditures of $24.3 million. Cash used for investing activities during this period also included $8.7 million for the acquisition of a 51% controlling interest in PIASA, $4.0 million for the purchase of the operating assets of Western Oil and $0.6 million, net of cash acquired, for the purchase of 51% of Pool Santana, offset partly by $1.8 million of proceeds from dispositions of equipment. The Company used a net $19.4 million for investing activities in the first nine months of 1995, primarily for capital expenditures of $18.3 million, including $6.7 million for the construction of the new offshore platform workover rig located in Australia which began contributing in the second half of 1995. Cash used for investing activities for this period also included $3.0 million, net of cash acquired, as partial consideration for the acquisition of GPC and the related direct acquisition costs, offset partly by $1.6 million of proceeds from dispositions of equipment.

      The Company anticipates that 1996 capital expenditures other than the matters described in "General" will consist of (i) approximately $18 million for capital additions and improvements to its existing rig fleet and (ii) approximately $4.3 million for the construction of a new offshore platform rig for a four-year contract offshore

California. It is anticipated that these expenditures will be financed chiefly through the net proceeds of the July 1996 stock offering (see "General" for a description of such offering) and internally generated funds, although the Company may avail itself of borrowings as needed.

      Public Offering. In July 1996, the Company completed the sale of 4,600,000 shares of common stock in a public offering and received cash proceeds of $47.5 million, net of expenses. See "General" for a discussion of the use of such net proceeds.

      Credit Facilities and Long-Term Debt. The Company has available a syndicated bank line of credit ("Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $35 million, or (ii) a calculated amount based on a percentage of domestic receivables meeting certain criteria. At September 30, 1996, the maximum availability was $33.8 million, of which none was drawn in cash and $13.0 million was being utilized to support the issuance of letters of credit.

      In January 1996, the Company borrowed $6.5 million under a four-year term loan agreement in order to refinance the construction costs incurred during 1995 to build Rig 453. The rig construction costs were initially funded from the Company's cash resources and borrowings under its Line of Credit. During the first nine months of 1996 the Company made scheduled principal payments of $1.4 million on this debt.

      During the first nine months of 1996, the Company made scheduled principal payments of $4.0 million on other long-term debt.

    In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which loans aggregated $14.6 million as of October 1, 1996. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                                               DOCUMENT
-----------                                               --------
10.1(*)  -   First Amendment to ISDL Term Loan Agreement, Second Amendment to Pool Company Restated Revolving Credit
             Agreement, and Restated Term Loan Agreement

27(*)    -   Financial Data Schedule

_________
(*)  Filed herewith

(b) Reports on Form 8-K - The Company filed a Current Report on Form 8-K dated July 10, 1996 (Date of event: July 9, 1996), in respect of the sale to the public of 4,600,000 shares of the Company's common stock. The item reported in such Current Report was Item 5, Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POOL ENERGY SERVICES CO.
                                             (Registrant)


         NOVEMBER 13, 1996                                    /s/ E. J.SPILLARD
----------------------------------             --------------------------------------------
              (Date)                                            E. J. Spillard
                                                        Senior Vice President, Finance
                                                        (principal financial officer)

         NOVEMBER 13, 1996                                     /s/ B. G. GORDON
----------------------------------             --------------------------------------------
              (Date)                                             B. G. Gordon
                                                                  Controller
                                                        (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS



EXHIBIT NO.                                               DOCUMENT
-----------                                               --------
10.1(*)  -   First Amendment to ISDL Term Loan Agreement, Second Amendment to Pool Company Restated Revolving Credit
             Agreement, and Restated Term Loan Agreement

27(*)    -   Financial Data Schedule

_________
(*)  Filed herewith