Form 10-K405
period 1996-12-31
POOL ENERGY SERVICES CO
filed 1997-03-13
CIK 842815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT  OF 1934

                  For the transition period from           to
                                                 ----------   ------------

                       Commission file number 0-18437



                            POOL ENERGY SERVICES CO.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     TEXAS                                  76-0263755
        (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                10375 RICHMOND AVENUE
                   HOUSTON, TEXAS                                 77042
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 954-3000

                         --------------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           TITLE OF                            NAME OF EACH EXCHANGE
          EACH CLASS                           ON WHICH REGISTERED
          ----------                           ---------------------
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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                                      ---     ---
    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON FEBRUARY 14, 1997 WAS 19,137,074.

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT FEBRUARY 14, 1997 BASED ON THE CLOSING PRICE ON THE NASDAQ NATIONAL MARKET ON THAT DATE WAS APPROXIMATELY $323,325,163.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE PROXY STATEMENT WITH RESPECT TO THE 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.


================================================================================

                            POOL ENERGY SERVICES CO.

                          INDEX TO REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                                       PAGE
                                    PART I

Item 1.   Business ..................................................................    3
Item 2.   Properties ................................................................   12
Item 3.   Legal Proceedings .........................................................   13
Item 4.   Submission of Matters to a Vote of Security Holders .......................   13

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .....   14
Item 6.   Selected Financial Data ...................................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...................................................   17
Item 8.   Financial Statements and Supplementary Data ...............................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ....................................................   66

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant ........................   66
Item 11.  Executive Compensation ....................................................   66
Item 12.  Security Ownership of Certain Beneficial Owners and Management ............   66
Item 13.  Certain Relationships and Related Transactions ............................   66

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   66

                                     PART I


ITEM 1. BUSINESS

     Pool Energy Services Co. (the "Company") is the largest well-servicing and workover company in the world based on the number of rigs it operates. The Company performs the ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services for the drilling and completion of new oil and natural gas wells. The Company also provides contract drilling services in Alaska, the Gulf of Mexico and certain international locations. Typically, the Company provides a well-servicing, workover or drilling rig, the crew to operate the rig and such other specialized equipment as may be needed to meet a customer's requirements. The Company operates onshore and offshore, both domestically and internationally, providing services for a diverse group of multi-national, foreign national and independent oil and natural gas producers.

     As of December 31, 1996, the Company's worldwide fleet totaled 755 rigs, including 703 land well-servicing/workover rigs, 26 land drilling rigs, 20 offshore platform rigs (15 workover rigs and five drilling rigs) and six offshore jackup rigs. In the United States, the Company operates in several oil and natural gas producing states, with specific concentration onshore in Texas, California, Alaska and Oklahoma, and offshore in the Gulf of Mexico. The Company also owns or leases and operates 266 fluid hauling trucks, 652 frac tanks, ten salt water disposal wells and other auxiliary equipment in its domestic onshore operations.

     Internationally, the Company has a substantial presence in Saudi Arabia where it is one of the largest providers of drilling and workover services and has been providing such services for approximately 20 years. Other international markets where the Company has an established presence include Australia, Ecuador, Malaysia, Oman and Pakistan. In August 1996, the Company acquired a 51% controlling interest in a newly formed Argentina corporation.

     The Company was formed in 1988 and made an initial public offering in 1990, in order to acquire Pool Company, which was founded in 1948. As used in this document, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiaries and its unconsolidated affiliates.


                               BUSINESS STRATEGY

     In early 1994, the Company developed a strategic plan designed to further strengthen its competitive position and market share in the oilfield services industry, in order to achieve growth in revenues, EBITDA (earnings before interest, taxes, depreciation and amortization, minority interest, provision for leasehold impairment and writedown of assets) and earnings. Key components of the Company's business strategy include: (i) expanding opportunities in existing core market areas through acquisitions that result in consolidation savings; (ii) upgrading and enhancing the capabilities of the Company's existing fleet and building certain specialized rig equipment to operate in markets with high levels of activity and strong pricing fundamentals; (iii) entering new foreign markets that offer significant development and production activity; and (iv) offering additional core services and equipment that complement the Company's businesses in its existing field locations.

                            STRATEGY IMPLEMENTATION

     Notable events in the implementation of the Company's business strategy include:

     Acquisitions of joint venture partners' interests:

           o In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling Sdn. Bhd.("Antah Drilling")and repaid indebtedness of Antah Drilling owed to the Company's partner in that venture for a total of $9.0 million in cash. Antah Drilling's assets include Rig 489, a new state-of-the-art 2,000 horsepower offshore platform drilling rig, which commenced operations in August 1996 on a three-year term contract for Esso Australia, Ltd. in Australia and an offshore platform workover rig currently operating in Malaysia.

           o In September 1994, the Company acquired the 60.7% partnership interest that it did not already own in Pool Arctic Alaska for $12.1 million in cash. This acquisition expanded the Company's wholly-owned Alaska operation to include the three specialized Arctic land drilling rigs and related equipment formerly owned by the partnership.

     Expansion and enhancement of rig fleet:

           o In December 1996, the Company completed construction of a new platform workover rig, at a cost of $5.4 million, for operation offshore California for Chevron U.S.A. under a term contract.

           o In August 1996, the Company acquired for cash of approximately $8.7 million a 51% controlling interest in Pool International Argentina S. A. ("PIASA"), a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina.

           o In June 1996, the Company purchased the operating assets (including approximately 23 land well-servicing rigs) of Western Oil Well Service Co. ("Western Oil") in the Williston Basin for approximately $4.0 million in cash.

           o In March 1996, the Company received a term contract for Rig 18, a previously idle platform drilling rig, which was refurbished for a cost of approximately $8.4 million. This 2,000 horsepower rig was placed in service in the Gulf of Mexico for Shell Offshore in September 1996.

           o In March 1996, the Company completed the construction of, and placed in operation, a multi-purpose, electrically-powered platform workover rig at a cost of approximately $2.5 million. During 1996, an additional $1.0 million in improvements were made to this rig, which commenced operations in November 1996 under a term contract for Oryx Energy, operating on the Neptune SPAR floating platform in the Gulf of Mexico.

           o In the second half of 1995, the Company reestablished its presence in Australia by placing in operation a platform workover rig, which was designed and constructed by the Company.

           o In June 1995, the Company acquired Golden Pacific Corp. ("GPC") for $18.8 million. This acquisition included, among other assets, the GPC fleet of approximately 155 land well-servicing rigs in California. The Company is now the market leader in California with a total of 256 land well-servicing rigs.

                           TYPES OF SERVICES PROVIDED

     There are approximately 900,000 producing oil wells in the world today, of which approximately 570,000 are in the United States. In addition, there are approximately 290,000 producing natural gas wells in the United States and a large number in the rest of the world. While some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. The extent and type of services provided by the Company on producing wells is dependent upon many variables. The following is a summary of the services the Company provides.

WELL-SERVICING/MAINTENANCE SERVICES

     The Company provides maintenance services on the mechanical apparatus used to pump or lift oil from producing wells. These services include, among other things, repairing and replacing pumps, sucker rods and tubing. The Company provides the rigs, equipment and crews for these tasks, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. Well-servicing rigs have the same basic components as drilling rigs (i.e., a derrick, a hoisting mechanism and an engine). Many of these rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs typically take less than 48 hours to complete.

WORKOVER SERVICES

     In addition to needing periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workovers may be done, for example, to remedy equipment failures, deepen a well in order to reach a new producing reservoir, plug back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, clean out and recomplete a well if production has declined, repair leaks, or convert a producing well to an injection well for secondary or enhanced recovery projects. These extensive workover operations are normally carried out with a well-servicing rig that includes additional specialized accessory equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers, depending upon the particular type of workover operation. Most of the Company's well-servicing rigs are designed and can be equipped to handle the more complex workover operations. A workover may last anywhere from a few days to several weeks.

COMPLETION SERVICES

     The kinds of activities necessary to carry out a workover operation are essentially the same as those that are required to "complete" a well when it is first drilled. The completion process may involve selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment. Independent oil and gas production companies often find it more efficient to move a larger and more expensive drilling rig off location after an oil or natural gas well has been drilled and to move in a specialized well-servicing rig to perform completion operations. The Company's rigs are often used for this purpose. The completion process may require from a few days to several weeks.

CONTRACT DRILLING SERVICES

     The Company provides contract drilling services to oil and natural gas operators in all the markets in which it operates, except that the amount of such services it provides onshore in the lower 48 states is minimal. Workover rigs can be used for drilling, although specialized drilling rigs are typically used for such operations. The Company also provides specialized accessory equipment, including pumps, rotary drilling equipment, top drive units, trucks, camps and cranes. Several of the Company's land drilling rigs are equipped for self-sustained operations in remote areas in Alaska and certain overseas locations.

OFFSHORE SERVICES

     The Company generally utilizes its offshore jackup and platform rigs to service wells located on platforms. Platform rigs consist of well-servicing and/or drilling equipment and machinery arranged in modular packages which are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that stand on the ocean floor, with the top portion, which is above the water level, forming the foundation upon which the platform rig is placed. Certain of the Company's heavy platform rigs are capable of operating at well depths of as much as 18,000 feet, and several of the Company's platform rigs are specifically designed for drilling. The Company is performing an increasing amount of drilling and horizontal re-entry services utilizing portable top drives, enhanced pumps and solids control equipment for drilling fluids. Jackup rigs are mobile, self-elevating platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. All of the Company's jackup rigs are cantilever design - - a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over fixed platforms.

PRODUCTION AND OTHER SPECIALIZED SERVICES

     The Company provides other specialized services that are required, or can be used effectively, in conjunction with the previously described basic services. The main additional services are production services, consisting of the provision of onsite temporary fluid-storage facilities, the provision, removal and disposal of specialized fluids used during certain completion and workover operations, and the removal and disposal of salt water that is often produced in conjunction with the production of oil and natural gas. The Company also provides plugging services for wells from which the oil and natural gas has been depleted and further production has become uneconomical.


                          BUSINESS BY GEOGRAPHIC AREA

     Financial data by geographic area for the three years ended December 31, 1996 are presented in Note 10 of Notes to Consolidated Financial Statements.


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

DOMESTIC ONSHORE

     The Company's domestic onshore operation, which provides well-servicing, workover and production services, has locations in many of the major oil and natural gas producing fields in the lower 48 states. This operation currently provides services in 11 states and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division. The Company's domestic onshore operation has 673 well-servicing rigs, of which 295 are located in Texas, 256 in California, 52 in Oklahoma and 70 in North Dakota, New Mexico, Arkansas, Montana, Utah and Louisiana. In 1996, rig hours for this unit were comprised of well-servicing/maintenance (62%), workover (25%), completion (10%) and plugging operations (3%).

     In general, well-servicing rigs are provided to customers on a call-out basis. The Company is paid an hourly rate and work is generally performed five days a week during daylight hours.

     The Company's domestic onshore operation also provides production services consisting chiefly of fluid hauling and frac tank rental. The production services assets, located primarily in Texas, consist of 266 fluid hauling trucks and ten saltwater disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and 652 frac tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

GULF OF MEXICO OFFSHORE

     Offshore in the Gulf of Mexico, the Company provides workover, well-servicing, completion and drilling services with its fleet of 14 platform rigs and five jackup rigs. The Company also provides crews to oil and natural gas well operators under labor contracts. During the year ended December 31, 1996, approximately 76% of the Company's Gulf of Mexico offshore rig hours were related to workover, well-servicing and completion operations with the balance related to contract drilling. Offshore operations are normally conducted 24 hours a day, seven days a week, under a term contract that is either for a specific period of time or until a program of work is completed. The Company is paid on a daily rate basis for its services.

INTERNATIONAL

     Internationally, the Company provides workover, well-servicing and drilling services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. During 1996, the Company operated in ten foreign countries. The Company has 56 rigs in foreign locations, of which 23 are located in the Middle East, principally in Saudi Arabia, 29 in South America, principally in Argentina, two in Australia, one in Malaysia and one in Tunisia. Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a customer's program is completed. The Company is paid on a daily rate basis for its services. The Company currently conducts a part of its foreign operations through unconsolidated joint venture companies in each of which it has approximately a 50% participation. The principal joint venture operation is conducted in Saudi Arabia (Pool Arabia, Ltd.). The Company uses the equity method to account for its unconsolidated affiliates. See Note 9 of Notes to Consolidated Financial Statements.

ALASKA

     In Alaska, the Company provides drilling, workover and well-servicing with its fleet of three specialized Arctic land drilling rigs, two offshore platform rigs and one multi-purpose rig. The Company also provides crews to oil and natural gas well operators in Alaska under labor contracts. The Company's services are principally provided onshore on the North Slope and offshore in the Cook Inlet. Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a program is completed. The Company is paid on a daily rate basis for its services. In September 1994, the Company acquired the 60.7% partnership interest not already owned by the Company in Pool Arctic Alaska for $12.1 million in cash. For further information related to this acquisition, see Note 3 of Notes to Consolidated Financial Statements.

FINANCIAL DATA BY SERVICE LINES

     The following table presents information by service lines:

                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                                         -------------------------------------
                                                                             1996         1995         1994
                                                                         -----------  -----------  -----------
                                                                                      (IN THOUSANDS)
     Revenues:
       Domestic onshore well-servicing and production services:
           Central division .........................................    $   138,428  $   134,423  $   131,904
           California division ......................................         81,416       58,780       26,603
       Gulf of Mexico offshore workover/drilling ....................         58,545       37,415       36,020
       International workover/drilling and related services .........         45,536       26,260       24,708
       Alaska workover/drilling .....................................         24,633       20,427        9,940
                                                                         -----------  -----------  -----------
                Total ...............................................    $   348,558  $   277,305  $   229,175
                                                                         ===========  ===========  ===========


     Earnings Attributable to Unconsolidated Affiliates (1):
       International workover/drilling and related services .........    $     2,244  $     2,955  $     4,495
       Alaska workover/drilling .....................................              -            -          521
                                                                         -----------  -----------  -----------
                Total ...............................................    $     2,244  $     2,955  $     5,016
                                                                         ===========  ===========  ===========


     Depreciation and Amortization (2):
       Domestic onshore well-servicing and production services:
           Central division .........................................    $     5,094  $     5,238  $     6,446
           California division ......................................          3,230        2,134        1,052
       Gulf of Mexico offshore workover/drilling ....................          3,028        2,212        2,283
       International workover/drilling and related services .........          3,810        2,424        2,742
       Alaska workover/drilling .....................................          3,248        2,845        1,089
       Corporate ....................................................            135          149          148
                                                                         -----------  -----------  -----------
                Total ...............................................    $    18,545  $    15,002  $    13,760
                                                                         ===========  ===========  ===========


     Income (Loss) Before Income Taxes and Minority Interest
       (Excluding Provision for Leasehold Impairment) (3):
       Domestic onshore well-servicing and production services:
           Central division .........................................    $     8,903  $     5,927  $     2,799
           California division ......................................          4,531        3,828         (630)
       Gulf of Mexico offshore workover/drilling ....................          6,536          161       (1,307)
       International workover/drilling and related services .........          4,954        2,682        4,759
       Alaska workover/drilling .....................................          1,259         (367)       3,247
       Corporate ....................................................         (9,122)      (7,118)      (6,427)
                                                                         -----------  -----------  -----------
                Total ...............................................    $    17,061  $     5,113  $     2,441
                                                                         ===========  ===========  ===========


(1) Some of the Company's operations are conducted through unconsolidated affiliates, which are accounted for using the equity method. See Note 3 of Notes to Consolidated Financial Statements for information related to the Pool Arctic Alaska acquisition in 1994 and the Antah Drilling acquisition in 1996.

(2) See Note 1 of Notes to Consolidated Financial Statements for information related to the revision of estimated remaining depreciable lives of certain rigs and equipment in October 1994.

(3) See Note 6 of Notes to Consolidated Financial Statements for information related to the provision for leasehold impairment in 1994.

                                   EMPLOYEES

     At December 31, 1996, the Company had 5,651 employees, of whom 515 were employed by unconsolidated affiliates. None of the employees at any of the Company's locations (except for approximately 108 employees in Argentina and 70 employees in Australia) are represented by a collective bargaining unit. Management believes that the Company's relationship with its employees is excellent.


                                 OTHER MATTERS

RISKS INHERENT IN INTERNATIONAL OPERATIONS

     The Company's foreign operations are subject to various risks associated with doing business overseas, such as the possibility of armed conflict and civil disturbance, the instability of foreign economies, currency fluctuations and devaluations, adverse tax policies and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights or the expropriation of property. Additionally, the ability of the Company to compete overseas may be adversely affected by foreign governmental regulations that encourage or mandate the hiring of local contractors, or by regulations that require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

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

     Under the Comprehensive Environmental Response, Compensation and Liability Act and related state laws and regulations, liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. The Company has been notified of its possible involvement with respect to the cleanup of two sites which were formerly operated by parties unrelated to the Company as oilfield waste disposal facilities, and has been named as a potentially responsible party with respect to the cleanup of one other site which was formerly operated by various parties unrelated to the Company as an oil refining and reclamation facility. Although at this time information about these matters has not been fully developed and it is not feasible to predict their outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on the Company's financial condition.

     Changes to federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on the Company. For example, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as "hazardous wastes." If enacted, such legislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for the Company's services by making many wells and/or oilfields uneconomical to operate. To date, such legislation has not made significant progress toward enactment.

PATENTS AND TRADEMARKS

     The Company owns several U.S. patents on designs for various types of oilfield equipment and on methods for conducting certain oilfield activities. The Company uses some of these designs and methods in the conduct of its business. The patents expire at various times through 2014. The Company also has several trademarks and service marks that it uses in various aspects of its business. While management believes the Company's patent and trademark rights are valuable, the expiration or loss thereof would not have a material adverse effect on the Company's financial condition or results of operations.

COMPETITIVE CONDITIONS

     Although the number of available rigs has materially decreased over the past ten years, the well-servicing, workover and drilling industry remains very competitive. The number of rigs continues to exceed demand, resulting in severe price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. In all of the Company's market areas, competitive factors also include: the availability and condition of equipment to meet both special and general customer needs; the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services such as fluid hauling, frac tank rental and salt water disposal. As an enhancement to its competitive position, the Company has been able to establish strategic alliances with major customers in its domestic onshore, international and Alaska markets. Many smaller competitors may not be able to allocate the resources necessary to enter into such alliances. One customer, Shell Oil Company and its affiliates, accounted for approximately 11% of the Company's consolidated revenues during both 1996 and 1995.

     Certain competitors are present in more than one of the Company's markets, although no one competitor operates in all of these areas. With 673 rigs, the Company has the most land well-servicing rigs of any company in the domestic onshore market. In this market, the second and third largest competitors have approximately 400 rigs each, one competitor has approximately 100 rigs, and several hundred competitors have smaller regional or local rig operations. In each of its domestic onshore locations, the Company competes with several firms of varying size. In the Gulf of Mexico, the Company is among five principal competitors providing workover/maintenance services, the two largest of which are Pride Petroleum Services, Inc. and an affiliate of Nabors Industries, Inc. Internationally, the Company competes directly with various competitors at each location where it operates, none of which is dominant. In Alaska, the Company has six major competitors, the largest of which are Nabors Industries, Inc. and Doyon Drilling, Inc.


                               EXECUTIVE OFFICERS

     The following table sets forth the names, ages and positions of the executive officers of the Company. Officers are elected annually following the Annual Meeting of Shareholders and serve one-year terms or until their successors are elected and qualified to serve.

              NAME            AGE               POSITION
     ---------------------- ------- -------------------------------------
     James T. Jongebloed       55   Chairman, President and Chief Executive Officer
     William J Myers           60   Group Vice President - U.S. Operations
     Ronald G. Hale            48   Group Vice President - International Operations
     Ernest J. Spillard        57   Senior Vice President, Finance
     G. Geoffrey Arms          53   Vice President and General Counsel; Corporate Secretary
     Louis E. Dupre            50   Vice President, Human Resources

     Set forth below are descriptions of the backgrounds of the executive officers of the Company and their principal occupations for at least the past five years.

     Mr. Jongebloed has been Chairman since 1994 and President and Chief Executive Officer of the Company since 1990. He served as President and Chief Operating Officer from 1989 to 1990 and in various executive positions with the Company since 1978.

     Mr. Myers has served as Group Vice President - U.S. Operations of the Company since 1988.

     Mr. Hale has served as Group Vice President - International Operations since 1989 and in various management and executive positions with the Company since 1978.

     Mr. Spillard has served as Senior Vice President, Finance of the Company since 1987 and in various management and executive positions with the Company since 1979.

     Mr. Arms has served as Vice President and General Counsel of the Company since 1985 and Corporate Secretary since 1990.

     Mr. Dupre has been Vice President, Human Resources of the Company since 1994, and served as the Company's Controller from 1986 to 1994.

ITEM 2. PROPERTIES


                            RIG AND EQUIPMENT FLEET

     The following table sets forth the type, number and location of the domestic onshore equipment operated by the Company (excluding Alaska) as of December 31, 1996:

                                                                       WELL-      FLUID
                                                                     SERVICING   HAULING     FRAC      DISPOSAL
                                                                       RIGS       TRUCKS     TANKS      WELLS
                                                                     ---------   -------     -----     --------
     Central Division:
       Western District (West Texas and New Mexico) ...............     215        131        317          5
       Eastern District (Central and East Texas and Louisiana) ....      34         50        182          2
       South Texas District .......................................      46         59        126          1
       Rocky Mountain District (North Dakota, Montana and Utah)....      52          2         --          -
       Oklahoma District (North Texas, Arkansas and Oklahoma) .....      70         16         27          2
                                                                       ----       ----       ----       ----
                                                                        417        258        652         10
                                                                       ----       ----       ----       ----
     California Division:
       Northern District .........................................      166          8         --         --
       Southern District .........................................       90         --         --         --
                                                                       ----       ----       ----       ----
                                                                        256          8         --         --
                                                                       ----       ----       ----       ----
     Total .......................................................      673        266        652         10
                                                                       ====       ====       ====       ====


     The following table sets forth the type, number and location of the Alaska, Gulf of Mexico, California offshore and International rigs owned by the Company and its joint ventures as of December 31, 1996:

                                  LAND               PLATFORM               JACKUP
                          -------------------   -------------------   -------------------
                          DRILLING   WORKOVER   DRILLING   WORKOVER   DRILLING   WORKOVER   TOTAL
                          --------   --------   --------   --------   --------   --------   -----
Alaska                           3          1(a)       2         --         --         --       6
Gulf of Mexico                  --         --          2         12         --          5      19
California Offshore             --         --         --          1         --         --       1

International:
  Saudi Arabia                   6          8         --         --          1         --      15
  Oman                           2          3         --         --         --         --       5
  Pakistan                       1          2         --         --         --         --       3
  Ecuador                        4          5         --         --         --         --       9
  Argentina                      9         11         --         --         --         --      20
  Malaysia                      --         --         --          1         --         --       1
  Tunisia                        1         --         --         --         --         --       1
  Australia                     --         --          1          1         --         --       2
                          --------   --------   --------   --------   --------   --------   -----
    Total International         23         29          1          2          1         --      56
                          --------   --------   --------   --------   --------   --------   -----

Total                           26         30          5         15          1          5      82
                          ========   ========   ========   ========   ========   ========   =====


(a) A multi-purpose workover or drilling rig that can be configured for either onshore or offshore use.

                                OTHER PROPERTIES

     The Company's corporate offices are located in Houston, Texas, where the Company subleases office space from ENSERCH Corporation at market rates under an agreement that expires in November 1997. The Company also leases from an unrelated party a 65-acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. The annual lease payments are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expires in September 1997. Based on a conclusion that none of the facility is likely to be used in its future operations, the Company, in the fourth quarter of 1994, recorded a provision of $23.6 million to recognize all future lease expense, net of anticipated sublease income. The Company owns 33 and leases 54 domestic office and yard locations of which nine locations are not currently used. Internationally, the Company leases office and yard facilities at 14 locations and owns facilities at seven locations of which one location is not currently used. In Alaska, the Company leases an office and yard facility in Anchorage and a yard facility on the North Slope.

     As partial consideration for the acquisition of GPC, the Company issued subordinated notes which are collateralized by the well-servicing rigs and related equipment and certain real property obtained in the GPC acquisition. The property owned by the Company's Alaska subsidiary is pledged as collateral to secure payment of the Company's syndicated bank revolving line of credit and $10 million term loan (of which $4.6 million was outstanding at December 31, 1996). Eight domestic well-servicing rigs and related equipment purchased in 1994 are pledged as security for long-term debt related to the purchase thereof. The Company's offshore platform workover rig located in Australia, Rig 453, is pledged as security for a four-year loan related to the construction of such rig. The offshore platform rigs owned by Antah Drilling are pledged as security for the term loans assumed in the Antah Drilling acquisition.

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

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                      MARKET PRICES AND COMMON STOCK DATA

     The Company's common stock is traded on the Nasdaq National Market under the symbol "PESC." At February 14, 1997, the approximate number of holders of record of the Company's common stock was 3,261. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated, as reported by Nasdaq.

                                                                  PRICE
                                                         ---------------------
                                                           HIGH          LOW
                                                         -------       -------
      1996
          Fourth Quarter ..............................  $16 5/8       $12 1/2
          Third Quarter ...............................   13 1/2        10 1/8
          Second Quarter ..............................   14 5/8        11
          First Quarter ...............................   11 5/8         8 5/8

      1995
          Fourth Quarter ..............................  $ 9 7/8       $ 8 1/2
          Third Quarter ...............................    9 7/8         7 7/8
          Second Quarter ..............................    9 3/8         7 1/2
          First Quarter ...............................    8 5/8         6 5/8


                                DIVIDEND POLICY

     The Company has not paid dividends on its common stock. The Board of Directors currently intends to retain any earnings for use in the Company's business and does not intend to pay dividends in the foreseeable future. In addition, certain of the Company's credit facilities prohibit the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and Note 5 of Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA


     The following table sets forth certain historical consolidated financial data of the Company and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein. The data have been derived from the Company's audited consolidated financial statements.

                                                                               YEAR ENDED DECEMBER 31
                                                               ------------------------------------------------------
                                                                1996 (1)    1995 (2)   1994 (3)     1993      1992
                                                               ---------   ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
   Revenues .................................................  $ 348,558  $ 277,305  $ 229,175  $ 240,524  $ 216,512
   Earnings Attributable to Unconsolidated Affiliates .......      2,244      2,955      5,016      6,860      9,261
   Costs and Expenses:
       Operating expenses ...................................    267,692    219,074    182,012    187,412    168,446
       Selling, general and administrative expenses .........     46,773     39,927     36,927     37,797     40,213
       Depreciation and amortization (4) ....................     18,545     15,002     13,760     16,307     18,022
       Acquisition related costs (5) ........................         33        622          -          -          -
       Provision for leasehold impairment (6) ...............          -          -     23,551          -          -
       Writedown of assets (7) ..............................          -          -          -          -      4,617
                                                               ---------  ---------  ---------  ---------  ---------
                  Total .....................................    333,043    274,625    256,250    241,516    231,298
                                                               ---------  ---------  ---------  ---------  ---------
   Other Income (Expense) - Net .............................      2,095      1,289      1,202      2,239       (288)
   Interest Expense .........................................      2,793      1,811        253        508        917
                                                               ---------  ---------  ---------  ---------  ---------
   Income (Loss) Before Income Taxes and Minority
       Interest .............................................     17,061      5,113    (21,110)     7,599     (6,730)
   Income Tax Provision (Credit) ............................      7,524      1,981     (8,381)     1,399     (3,762)
   Minority Interest in Loss of Consolidated
       Subsidiary............................................       (103)         -          -          -          -
                                                               ---------  ---------  ---------  ---------  ---------
   Income (Loss) Before Cumulative Effect of
       Accounting Change ....................................      9,640      3,132    (12,729)     6,200     (2,968)
   Cumulative Effect on Prior Years of Change in
       Accounting for Income Taxes (8) ......................          -          -          -          -      1,159
                                                               ---------  ---------  ---------  ---------  ---------
   Net Income (Loss) ........................................  $   9,640  $   3,132  $ (12,729) $   6,200  $  (1,809)
                                                               =========  =========  =========  =========  =========

   Per Share of Common Stock:
       Income (loss) before cumulative effect of
           accounting change ................................  $     .58  $     .23  $    (.94) $     .46  $    (.22)
       Cumulative effect of accounting change ...............          -          -          -          -        .09
                                                               ---------  ---------  ---------  ---------  ---------
       Earnings (loss) ......................................  $     .58  $     .23  $    (.94) $     .46  $    (.13)
                                                               =========  =========  =========  =========  =========
BALANCE SHEET DATA (AT PERIOD END):
   Cash and Cash Equivalents ................................  $  21,837  $   5,492  $   2,560  $   4,603  $   3,183
   Property, Plant and Equipment - Net ......................    189,125    124,024    101,536     85,297     97,198
   Total Assets .............................................    341,217    248,443    209,818    193,154    196,486
   Long-Term Debt and Notes Payable to Related
       Parties (excluding current maturities) ...............     23,068     15,784        369          -          -
   Shareholders' Equity .....................................    197,123    136,027    128,639    141,345    135,037
OTHER DATA:
   EBITDA (9) ...............................................  $  38,399  $  21,926  $  16,454  $  24,414  $  16,826
   Property Additions (10) ..................................     30,662     23,436     10,897     14,223     11,581


------------

 (See footnotes on following page.)

 (1) Includes the results from Antah Drilling since the October 1996 acquisition and PIASA since the August 1996 purchase of the 51% controlling interest, both of which were accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.

 (2) Includes the results from GPC since the June 1995 acquisition, which was accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.

 (3) Includes the results from Pool Arctic Alaska since the September 1994 acquisition, which was accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.

 (4) At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of the assets. The effect of this change in accounting estimate was to increase the 1995 net income by approximately $2.1 million or $.15 per share and to decrease the 1994 net loss by approximately $0.5 million or $.04 per share

 (5) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the June 1995 GPC acquisition related costs of $0.6 million pretax ($0.4 million, or $.03 per share, after-tax).

 (6) See Note 6 of Notes to Consolidated Financial Statements for a discussion of the $23.6 million pretax ($15.3 million, or $1.13 per share, after-tax) provision for leasehold impairment.

 (7) In 1992, the Company recorded a $4.6 million pretax ($3.0 million, or $.23 per share, after-tax) writedown of certain of the Company's domestic offshore rigs and equipment.

 (8)   The Company changed its method of accounting for income taxes in 1992.

 (9) EBITDA (earnings before interest, taxes, depreciation and amortization, minority interest, provision for leasehold impairment and writedown of assets) is presented here to provide additional information about the Company's operations. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity. EBITDA presented above may not be comparable to similarly titled measures of other companies.

 (10)  Excluding acquisitions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

SECONDARY PUBLIC OFFERING

     In July 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company has used or intends to use the net proceeds principally as follows: (i) $10.9 million in connection with the August 1996 acquisition of a 51% controlling interest in PIASA, (ii) approximately $9 million in connection with the October 1996 acquisition of the 51% interest not already owned by the Company in Antah Drilling, (iii) $4.5 million in connection with the June 1996 purchase of the operating assets of Western Oil, (iv) $8.4 million in connection with the refurbishment of Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, and (v) for repayment of debt under the Company's syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances.

ACQUISITIONS

     Antah Drilling Acquisition. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling. The purchase price and the repayment of certain indebtedness of Antah Drilling owed to the Company's partner in that venture totaled $9.0 million. Antah Drilling's assets include Rig 489, a new state-of-the-art 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in Australia in August 1996, and an offshore platform workover rig currently operating in Malaysia. See "- Financial Condition and Liquidity - Long-Term Debt - Antah Drilling Acquisition Debt" and
Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     Argentina Acquisition. In August 1996, the Company acquired for cash of approximately $8.7 million a 51% controlling interest in PIASA. The Company advanced $1.3 million to PIASA during 1996 for working capital purposes. PIASA's nine land drilling rigs and 11 land workover rigs operate in the Mendoza and Neuquen basins of Argentina. For financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA are consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom have been reflected as "minority interest" in the Company's consolidated financial statements.

     Acquisition of Operating Assets of Western Oil. In June 1996, the Company purchased the operating assets (including approximately 23 land well-servicing rigs) of Western Oil for approximately $4.0 million in cash.

     Golden Pacific Corp. Acquisition. In June 1995, the Company acquired all of the outstanding capital stock of GPC. GPC's assets included a fleet of approximately 155 land well-servicing rigs and related equipment in California. See "- Financial Condition and Liquidity - Long-Term Debt - Golden Pacific Corp. Acquisition Debt" and Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     Pool Arctic Alaska Acquisition. In September 1994, the Company acquired the 60.7% partnership interest in Pool Arctic Alaska it did not previously own for $12.1 million in cash. This acquisition expanded the Company's wholly-owned Alaska operation to include the three specialized Arctic land drilling rigs and related equipment formerly owned by the partnership. See "- Financial Condition and Liquidity - Long-Term

Debt - Pool Arctic Alaska Acquisition Debt" and Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

1996 COMPARED TO 1995

     The Company had net income of $9.6 million in 1996, compared with $3.1 million in 1995. The 1995 net income included a $0.4 million after-tax charge for costs related to the GPC acquisition. The average price of crude oil was approximately 20% higher in 1996 than in 1995, and average natural gas prices increased approximately 64%, comparing the same periods. Results from the Company's domestic operations improved primarily due to the higher activity and increased rates for the Company's jackup rigs in the Gulf of Mexico and the inclusion in 1996 of a full year's results from rigs and equipment acquired in the June 1995 GPC acquisition. The Company's domestic onshore operation reported rig hours 12% higher for 1996 than 1995, primarily due to the inclusion of rigs acquired in the GPC acquisition. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 71% in 1996, compared to 65% in 1995; average rig rates were 29% higher in the 1996 period. Results from the Company's international operations increased primarily due to higher land drilling activity in Ecuador and the operation of two new offshore platform rigs in Australia (Rig 453, an offshore platform workover rig constructed in 1995, and Rig 489, a newly constructed offshore platform drilling rig owned by Antah Drilling). See "- Acquisitions - Antah Drilling Acquisition."

     Revenues. Revenues were $348.6 million in 1996, compared to $277.3 million in 1995. This increase was attributable to (i) the inclusion of revenues for the entire year of 1996 from rigs and equipment acquired in the June 1995 GPC acquisition (see "- Acquisitions - Golden Pacific Corp. Acquisition"), (ii) higher activity and increased rates for the jackup rigs, increased rates for the platform rigs and increased labor contract activity in the Gulf of Mexico,
(iii) a full year's revenues for Rig 453 in Australia, (iv) higher land drilling activity in Ecuador, (v) the inclusion since October 1996 of revenues from the two offshore rigs owned by Antah Drilling (see "- Acquisitions - Antah Drilling Acquisition"), (vi) the inclusion since August 1996 of revenues from the Argentina rigs acquired in the PIASA acquisition (see "- Acquisitions - Argentina Acquisition"), and (vii) higher revenues from the operation of an Arctic land drilling rig that had been on standby status for all of 1995.

     Domestic onshore well-servicing and production services revenues increased $26.6 million or 14% in 1996 from 1995, chiefly as a result of the GPC acquisition. Domestic onshore rig utilization was 52% in both 1996 and 1995. Domestic onshore well-servicing rig hours increased from approximately 1,003,000 in 1995 to 1,119,000 in 1996, due primarily to the GPC acquisition. In 1996, Gulf of Mexico offshore workover and drilling revenues increased $21.1 million or 56%, international operations revenues increased $19.3 million or 73%, and Alaska operations revenues increased $4.2 million or 21%, compared to 1995.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $2.2 million in 1996, compared to $3.0 million in 1995. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, decreased $0.6 million from 1995 to $1.7 million in 1996 primarily as a result of higher margins earned on rig moves during 1995. Earnings from Antah Drilling ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $333.0 million in 1996, compared to $274.6 million in 1995. Such increase was chiefly attributable to the inclusion in 1996 of a full year's costs and expenses related to the rigs and equipment obtained in the June 1995 acquisition of GPC. In addition, costs and expenses increased due to (i) the higher jackup rig and labor contract activity in the Gulf of Mexico, (ii) a full year's operating costs for Rig 453 in Australia, (iii) higher land drilling activity in Ecuador,
(iv) the inclusion since October 1996 of costs and expenses related to the rigs owned by Antah Drilling, (v) the inclusion since August 1996 of costs and expenses related to the Argentina rigs, (vi) higher costs and expenses relating to the operation of the Arctic land drilling rig that had been on standby status for all of 1995, and (vii) higher corporate expenses due to increased bonus and supplementary executive retirement plans expenses.

Costs and expenses in 1995 included $0.6 million of expenses related to the GPC acquisition, primarily for yard closings.

     Other Income - Net. Other income-net was $0.8 million higher in 1996 than in 1995 primarily due to interest income earned on temporary cash investments.

     Interest Expense. Interest expense was $1.0 million higher in 1996 than in 1995 primarily due to the term loan used to refinance the construction costs for Rig 453 located in Australia, the GPC acquisition debt and the term loans assumed in the Antah Drilling acquisition, offset partly by lower average borrowings in 1996 under the Company's syndicated bank revolving line of credit.

     Income Taxes. The Company recorded income tax expense of $7.5 million on income before income taxes and minority interest of $17.1 million in 1996, compared to income tax expense of $2.0 million on income before income taxes of $5.1 million in 1995. The increase in income tax expense was primarily due to stronger operating results in 1996 compared to 1995. The 1995 income tax expense included the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal net operating loss ("NOL") carryforwards. At December 31, 1996 the Company had recognized $1.1 million of deferred income tax assets, net of valuation allowance, in excess of deferred income tax liabilities. The net deferred income tax assets resulted primarily from the 1994 provision for leasehold impairment and the Company's U.S. federal income tax NOL carryforwards, which are expected to be realized within the 15-year carryforward periods. The U.S. NOL carryforwards at December 31, 1996 were $3.1 million from 1991, $18.4 million from 1992, $7.6 million from 1994 and $5.0 million from 1995; they are available for utilization through the year(s) 2006, 2007, 2009 and 2010, respectively. The NOL carryforwards are expected to be realized in part due to the majority of existing property being fully depreciated for U.S. tax purposes and the incremental taxable income resulting from the GPC acquisition. If necessary, the Company also will consider repatriating future foreign earnings in order to fully realize the NOL carryforwards before their expiration. See Note 4 of Notes to Consolidated Financial Statements.

1995 COMPARED TO 1994

     The Company had net income of $3.1 million in 1995, compared with a net loss of $12.7 million in 1994. The 1995 net income included a $0.4 million after-tax charge for costs related to the GPC acquisition. The 1994 results included a $23.6 million ($15.3 million after-tax) provision for leasehold impairment. (See "- Other Matters - San Angelo Lease Commitment.") The average price per barrel of West Texas Intermediate crude oil was higher by approximately 7% in 1995 than in 1994. Although average natural gas prices dropped approximately 15% from 1994 to 1995, natural gas prices in December 1995 rose above $2.00 per mcf, the highest they had been since the first quarter of 1994. Results from the Company's domestic operations improved primarily because of increased activity onshore in the lower 48 states, offsetting the effect of reduced operating results in Alaska. The Company's domestic onshore operation reported rig hours 28% higher for 1995 than in 1994, primarily due to the inclusion of rigs from the GPC acquisition since June 1995. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 65% in 1995, compared to 53% in 1994; average rig rates, however, were lower, particularly for the jackup rigs. Earnings from the Company's Alaska operations decreased from 1994 due to one of its three Arctic land drilling rigs being on standby status for all of 1995, whereas it operated for the first four months of 1994 before going on standby status for the remainder of the year, and due to the completion in late 1994 of a long-term offshore drilling rig contract. Results from the Company's international operations decreased primarily due to lower earnings from Pool Arabia, Ltd., reduced land drilling activity in Ecuador and the completion in mid-1994 of two rig contracts in Kuwait.

     Revenues. Revenues were $277.3 million in 1995, compared to $229.2 million in 1994. This increase was attributable to the inclusion of revenues for the entire year of 1995 from rigs and equipment previously owned by the Pool Arctic Alaska partnership compared to three months of revenues in 1994 (see "-

Acquisitions - Pool Arctic Alaska Acquisition"), revenues from rigs and equipment acquired in the GPC acquisition (see "- Acquisitions - Golden Pacific Corp. Acquisition"), a higher level of activity by the Company's domestic onshore well-servicing rig fleet, increased rig activity in Tunisia, Oman and Pakistan, revenues attributable to a new offshore platform workover rig in Australia, Rig 453, and increased domestic production services activity in 1995. Increased revenues in 1995 were offset partly by the completion in mid-1994 of two rig contracts in Kuwait which were not replaced in 1995 and reduced land drilling activity in Ecuador.

     Domestic onshore well-servicing and related services revenues increased $33.5 million or 29% in 1995 from 1994, chiefly as a result of the GPC acquisition. In addition, domestic production services revenues increased $1.2 million or 3% in 1995 from 1994. Domestic onshore rig utilization was 52% in 1995, compared to 48% in 1994. Domestic onshore well-servicing rig hours increased from approximately 784,000 in 1994 to 1,003,000 in 1995, due primarily to the purchase of GPC. Gulf of Mexico offshore workover and drilling revenues in 1995 increased $1.4 million or 4% compared to 1994, due to higher rig utilization, which was somewhat offset by lower rig rates. Revenues from international operations increased $1.6 million or 6% in 1995 from 1994, due to increased rig activity in Tunisia, Oman, Pakistan and Australia, offset partly by the completion in mid-1994 of two rig contracts in Kuwait which were not replaced during 1995 and reduced land drilling activity in Ecuador. Revenues for international operations did not include revenues from the Company's foreign joint ventures, which were unconsolidated affiliates.

     In September 1994, the Company acquired the 60.7% partnership interest in Pool Arctic Alaska that was not already owned by the Company (see
"- Acquisitions - Pool Arctic Alaska Acquisition"), and, accordingly, revenues generated from Pool Arctic Alaska rigs and equipment have been included in the Company's consolidated financial statements since the date of such acquisition. Revenues for Alaska operations included in the Company's consolidated financial statements were $20.4 million in 1995. Revenues generated by the Company's wholly-owned operations in Alaska in 1994 were $9.9 million, which included $5.7 million from an offshore rig operating in the Cook Inlet and $4.2 million generated after the Pool Arctic Alaska acquisition by the Pool Arctic Alaska rigs and equipment. Prior to the date of such acquisition, the Company's revenues did not include revenues of Pool Arctic Alaska, which was an unconsolidated affiliate, but did include revenues from the Company's wholly-owned operations in Alaska.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $3.0 million in 1995, compared to $5.0 million in 1994. Earnings attributable to Pool Arabia, Ltd. decreased $1.3 million from 1994 to $2.3 million in 1995 primarily as a result of the completion in early 1995 of three land workover rig contracts in Kuwait and the completion in March 1995 of a land drilling contract in Saudi Arabia. Earnings attributable to Pool Arctic Alaska in 1994 were $0.5 million through the date of acquisition (see "- Acquisitions - Pool Arctic Alaska Acquisition"). Earnings from Pool Arctic Alaska ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in September 1994.

     Costs and Expenses. The Company's costs and expenses were $274.6 million in 1995, compared to $232.7 million in 1994 (excluding the provision for leasehold impairment). Such increase was attributable to (i) the inclusion, for the period June 14 through December 31, 1995, of costs and expenses related to the rigs and equipment obtained in the GPC acquisition, (ii) the inclusion in 1995 of a full year's costs and expenses related to the Pool Arctic Alaska rigs and equipment, (iii) $0.6 million of expenses related to the GPC acquisition, primarily for yard closings, and (iv) costs associated with higher levels of activity in the Company's domestic onshore well-servicing line as well as in Tunisia, Oman, Pakistan and Australia. Partially offsetting these higher costs and expenses were lower repair and maintenance expenses for the Company's Gulf of Mexico offshore fleet, lower costs and expenses in Ecuador, due to a reduced level of land drilling activity, and a reduction in the accrued liability for workers' compensation and property damage claims. For a discussion of the $23.6 million provision for leasehold impairment included in the Company's 1994 costs and expenses, see "- Other Matters - San Angelo Lease Commitment." At the beginning of the fourth quarter of 1994, the Company revised its estimate of the remaining depreciable lives of certain rigs and equipment to better reflect the remaining economic lives of such assets. Such change increased net income for 1995 as compared to 1994 by approximately $1.6 million or $.11 per share.

     Other Income - Net. Other income - net in 1994 included a $0.5 million gain resulting from a settlement related to the sale in 1991 of Libya assets that had been written off in the mid-1980's when the Company terminated operations in that country.

     Interest Expense. Interest expense was $1.6 million higher in 1995 than in 1994, due primarily to the $10 million term loan to refinance the Pool Arctic Alaska acquisition, the GPC acquisition debt and higher average borrowings under the Company's syndicated bank revolving line of credit.

     Income Taxes. The Company recorded income tax expense of $2.0 million on income before income taxes of $5.1 million in 1995, compared to an income tax benefit of $8.4 million on a loss before income taxes of $21.1 million in 1994. The Company had income tax expense in 1995, compared to an income tax benefit in 1994, primarily as a result of the Company's recording a provision for leasehold impairment in 1994, which generated a deferred income tax benefit of $8.2 million. The 1995 tax expense was due to stronger domestic operating results in 1995 plus the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal NOL carryforwards. The 1994 tax benefit also included a net reversal of $0.6 million of previously accrued foreign income taxes.

                       FINANCIAL CONDITION AND LIQUIDITY

     The Company had cash and cash equivalents of $21.8 million at December 31, 1996 compared to $5.5 million at December 31, 1995. Working capital was $47.6 million and $27.0 million at December 31, 1996 and 1995, respectively.

CASH FLOWS

     For the year ended December 31, 1996, net cash flows provided by operating activities were $17.7 million, compared with $23.6 million and $8.3 million in 1995 and 1994, respectively. The Company used a net $50.6 million for investing activities in 1996, primarily for capital expenditures of $30.7 million, including $8.4 million for the refurbishment of Rig 18. Cash used for investing activities during 1996 also included $8.9 million, net of cash acquired, for the purchase of 51% of Antah Drilling, $8.7 million for the acquisition of a 51% controlling interest in PIASA, and $4.0 million for the purchase of the operating assets of Western Oil, offset partly by $2.3 million of proceeds from dispositions of equipment. The Company used a net $24.1 million for investing activities in 1995, primarily for capital expenditures of $23.4 million, including $6.9 million for the construction of a new offshore platform workover rig, Rig 453, which began earning revenues in Australia in the third quarter of 1995, and $3.4 million, net of cash acquired, used in connection with the GPC acquisition and the related direct acquisition costs, partly offset by $2.4 million of proceeds from dispositions of equipment. The Company used a net $12.4 million for investing activities in 1994. This included the Pool Arctic Alaska acquisition for $11.3 million, net of cash acquired, and $11.4 million of other capital expenditures, offset partly by $7.0 million of proceeds from the sale and leaseback of three offshore jackup rigs and $3.4 million of proceeds from sales of other equipment.

SECONDARY PUBLIC OFFERING

     In July 1996, the Company completed the sale of 4,600,000 shares of common stock in a secondary public offering and received cash proceeds of $47.5 million, net of expenses. See "- Results of Operations - Public Offering" for a discussion of the use of such net proceeds.

CREDIT FACILITIES

     The Company has available a syndicated bank revolving line of credit (the "Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. During 1996, expiration of the Line of Credit was extended from April 1997 to April 1999, and the maximum availability thereunder was increased. The maximum availability is the lesser of (i) $40 million (previously $35 million), or (ii) a calculated amount based upon a percentage of domestic receivables meeting certain criteria. At February 18, 1997, the maximum availability was $37.1 million, of which none had been drawn in cash and $12.3 million was being utilized to support the issuance of letters of credit. The interest rate is a floating rate which is, at the Company's option, (i) the lenders' prime rate plus 0.25%, or (ii) the London Interbank Offered Rate (LIBOR) plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period. There is an approximate 1/2 of 1% commitment fee on the unutilized portion. The terms of the Line of Credit include restrictive covenants which, among other things, limit capital expenditures, prohibit certain liens, prohibit payment of dividends, limit additional debt and set certain minimum financial requirements. Advances under the Line of Credit are secured by certain accounts receivable, certain deposit accounts, all of the stock of or equivalent interests in the Company's domestic subsidiaries, 66% of the stock of the Company's consolidated foreign subsidiaries and the property of the Company's Alaska subsidiary. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

LONG-TERM DEBT

     Antah Drilling Acquisition Debt. In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which aggregated $14.6 million at October 1996. The Company made scheduled principal payments of $1.4 million between October and December of 1996. See Notes 3 and 5 of Notes to Consolidated Financial Statements for further discussion.

     Australia Rig 453 Debt. In January 1996, the Company received $6.5 million under a four-year term loan agreement (the "Australia Loan") in order to refinance the construction costs incurred during 1995 to build Rig 453. The rig construction costs were initially funded from the Company's cash resources and borrowings under its Line of Credit. During 1996, the Company made scheduled principal payments on the Australia Loan of $1.8 million. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

     Golden Pacific Corp. Acquisition Debt. In June 1995, the Company acquired all of the outstanding capital stock of GPC for approximately $18.8 million, consisting of $11.5 million of subordinated long-term notes due in 2005, approximately $3.1 million in cash and 493,543 shares of the Company's common stock valued at $4.2 million. During 1996, the Company made scheduled principal payments of $1.5 million related to these long-term notes. See Notes 3 and 5 of Notes to Consolidated Financial Statements for further discussion.

     Also in connection with the GPC acquisition, the Company assumed a liability for certain deferred compensation obligations of GPC. To evidence such obligations, the Company issued notes aggregating $1.5 million in principal amount to three employees of GPC and made scheduled principal payments with respect to such notes during 1996 and 1995 of $0.4 million and $0.2 million, respectively. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

     As part of the GPC acquisition, the Company assumed GPC's debt of $2.0 million, all of which was retired in June 1995.

     Pool Arctic Alaska Acquisition Debt. The Pool Arctic Alaska acquisition was initially funded from the Company's cash resources and approximately $6.7 million borrowed under the Line of Credit. In April 1995, the Company obtained a three-year term loan (the "Alaska Loan") to refinance $10.0 million of the purchase price. During 1996 and 1995, the Company made scheduled principal payments of $2.8 million and $2.6 million, respectively, on the Alaska Loan. See Note 5 of Notes to Consolidated Financial Statements for further discussion.

CAPITAL EXPENDITURES

     The Company anticipates that 1997 capital expenditures for improvements and upgrades to its existing rig fleet will be approximately $30 million, most of which are not subject to fixed commitments. It is anticipated that these expenditures will be financed chiefly through internally generated funds, although the Company may avail itself of borrowings as needed. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.


                                 OTHER MATTERS

ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement in 1996 had no effect on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has elected to continue to follow the provisions of APB 25 for employee compensation and has disclosed the pro forma information required under SFAS 123 in Note 2 of Notes to Consolidated Financial Statements.

SAN ANGELO LEASE COMMITMENT

     The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas, which it previously used for rig and equipment manufacturing and storage. Annual lease payments are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expires in September 1997. Prior to subleasing and vacating this facility in 1994, the Company beneficially utilized approximately 12% of the facility and charged to operations a proportionate share of the cost of the lease. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. After September 1988, the cost associated with the unutilized portion of the facility was charged against this accrued liability, which as of the fourth quarter of 1994 had substantially been used. In the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million, as the Company did not anticipate utilizing any of this facility in its future operations nor did it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments. This provision recognized all future lease expense, net of anticipated sublease income. Such provision for leasehold impairment decreased 1994 net income by $15.3 million, or $1.13 per share. Future lease payments will be charged against such provision.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

Pool Energy Services Co.:

    We have audited the accompanying consolidated balance sheets of Pool Energy Services Co. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related statements of consolidated operations and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pool Energy Services Co. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 1997

                            POOL ENERGY SERVICES CO.

                     STATEMENTS OF CONSOLIDATED OPERATIONS

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                        YEAR ENDED DECEMBER 31
                                                            ----------------------------------------------
                                                                1996             1995             1994
                                                            ------------     ------------     ------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . $    348,558     $    277,305     $    229,175
Earnings Attributable to Unconsolidated Affiliates  . . . .        2,244            2,955            5,016
                                                            ------------     ------------     ------------

         Total  . . . . . . . . . . . . . . . . . . . . . .      350,802          280,260          234,191
                                                            ------------     ------------     ------------

Costs and Expenses:
    Operating expenses    . . . . . . . . . . . . . . . . .      267,692          219,074          182,012
    Selling, general and administrative expenses    . . . .       46,773           39,927           36,927
    Depreciation and amortization   . . . . . . . . . . . .       18,545           15,002           13,760
    Acquisition related costs   . . . . . . . . . . . . . .           33              622                -
    Provision for leasehold impairment    . . . . . . . . .            -                -           23,551
                                                            ------------     ------------     ------------

         Total  . . . . . . . . . . . . . . . . . . . . . .      333,043          274,625          256,250
                                                            ------------     ------------     ------------

Other Income (Expense) - Net  . . . . . . . . . . . . . . .        2,095            1,289            1,202
Interest Expense  . . . . . . . . . . . . . . . . . . . . .        2,793            1,811              253
                                                            ------------     ------------     ------------

Income (Loss) Before Income Taxes and
    Minority Interest   . . . . . . . . . . . . . . . . . .       17,061            5,113          (21,110)
Income Tax Provision (Credit)   . . . . . . . . . . . . . .        7,524            1,981           (8,381)
Minority Interest in Loss of Consolidated Subsidiary. . . .         (103)               -                -
                                                            ------------     ------------     ------------

Net Income (Loss)   . . . . . . . . . . . . . . . . . . . . $      9,640     $      3,132     $    (12,729)
                                                            ============     ============     ============

Earnings (Loss) Per Share of Common Stock   . . . . . . . . $        .58     $        .23     $       (.94)
                                                            ============     ============     ============

Average Common Shares Outstanding   . . . . . . . . . . . .   16,504,853       13,840,122       13,559,108
                                                            ============     ============     ============


                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)


                                                                               YEAR ENDED DECEMBER 31
                                                                         ---------------------------------
                                                                            1996        1995       1994
                                                                         ----------  ----------  ---------
Operating Activities:
  Net Income (Loss)   . . . . . . . . . . . . . . . . . . . . . . . .    $    9,640  $    3,132  $ (12,729)
  Noncash items included above:
    Depreciation and amortization   . . . . . . . . . . . . . . . . .        18,545      15,002     13,760
    Deferred income taxes (credit)    . . . . . . . . . . . . . . . .         4,178       1,261     (9,155)
    Undistributed earnings of unconsolidated affiliates   . . . . . .        (2,221)     (2,895)    (5,055)
    Provision for leasehold impairment    . . . . . . . . . . . . . .             -           -     23,551
    Performance of prepaid rig services   . . . . . . . . . . . . . .             -           -     (1,000)
    Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . .          (753)       (218)      (921)
  Payment of pre-1990 personal injury and property damage claims    .           (45)        (37)      (322)
  Payment for lease of manufacturing facility, net of sublease    . .        (1,610)     (2,060)    (1,604)
  Cash dividends received from unconsolidated affiliates    . . . . .         1,663       2,885      2,918
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (963)       (723)      (953)
  Net effect of changes in operating working capital    . . . . . . .       (10,719)      7,248       (166)
                                                                         ----------  ----------  ---------

  Net Cash Flows Provided by Operating Activities   . . . . . . . . .        17,715      23,595      8,324
                                                                         ----------  ----------  ---------

Investing Activities:
  Property additions    . . . . . . . . . . . . . . . . . . . . . . .       (30,662)    (23,436)   (10,897)
  Expenditures for acquisitions, including acquisition costs, less
    cash acquired   . . . . . . . . . . . . . . . . . . . . . . . . .       (22,366)     (3,431)   (11,250)
  Expenditures for modification of Alaska Rig 428   . . . . . . . . .             -           -       (527)
  Proceeds from disposition of property, plant and equipment    . . .         2,335       2,400      3,383
  Proceeds from sale of rigs to leasing company   . . . . . . . . . .             -           -      7,000
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . .           137         358       (147)
                                                                         ----------  ----------  ---------

  Net Cash Flows Used for Investing Activities    . . . . . . . . . .       (50,556)    (24,109)   (12,438)
                                                                         ----------  ----------  ---------

Financing Activities:
  Proceeds from issuance of common stock, net   . . . . . . . . . . .        47,455           -          -
  Proceeds from exercise of stock options   . . . . . . . . . . . . .         3,376          61         45
  Proceeds and repayments of short-term borrowings - net    . . . . .             -      (1,600)     1,600
  Retirement of debt assumed in GPC acquisition   . . . . . . . . . .             -      (1,962)         -
  Payments for debt financing costs   . . . . . . . . . . . . . . . .          (199)       (102)       (69)
  Proceeds from long-term debt    . . . . . . . . . . . . . . . . . .         6,500      10,000        545
  Principal payments on long-term debt    . . . . . . . . . . . . . .        (7,546)     (2,751)       (50)
  Principal payments on notes payable to related parties    . . . . .          (400)       (200)         -
                                                                         ----------  ----------  ---------

  Net Cash Flows Provided by Financing Activities   . . . . . . . . .        49,186       3,446      2,071
                                                                         ----------  ----------  ---------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . .        16,345       2,932     (2,043)

Cash and Cash Equivalents at January 1,   . . . . . . . . . . . . . .         5,492       2,560      4,603
                                                                         ----------  ----------  ---------

Cash and Cash Equivalents at December 31,   . . . . . . . . . . . . .    $   21,837  $    5,492  $   2,560
                                                                         ==========  ==========  =========


                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                         DECEMBER 31
                                                                                   -----------------------
                                                                                      1996         1995
                                                                                   ---------     ---------
                                    ASSETS

Current Assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .      $  21,837     $   5,492
  Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            183           163
  Accounts and notes receivable (net of allowance for doubtful accounts of
    $1,235 and $1,059)    . . . . . . . . . . . . . . . . . . . . . . . . . .         63,067        47,941
  Other receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,483         3,754
  Accounts receivable from affiliates   . . . . . . . . . . . . . . . . . . .          1,064         3,289
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,726        10,516
  Deferred income tax asset   . . . . . . . . . . . . . . . . . . . . . . . .          3,807         3,469
  Other current assets    . . . . . . . . . . . . . . . . . . . . . . . . . .          4,213         3,525
                                                                                   ---------     ---------
    Total current assets    . . . . . . . . . . . . . . . . . . . . . . . . .        114,380        78,149
Property, Plant and Equipment - Net   . . . . . . . . . . . . . . . . . . . .        189,125       124,024
Investment in and Noncurrent Receivables from Unconsolidated Affiliates   . .         19,104        26,001
Goodwill, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,880        11,174
Noncurrent Deferred Income Tax Asset  . . . . . . . . . . . . . . . . . . . .          1,506         5,528
Noncurrent Receivables (net of allowance for doubtful accounts of $1,219 and
  $2,824) and Other Assets    . . . . . . . . . . . . . . . . . . . . . . . .          3,421         2,594
Noncurrent Restricted Cash  . . . . . . . . . . . . . . . . . . . . . . . . .            801           973
                                                                                   ---------     ---------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 341,217     $ 248,443
                                                                                   =========     =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . .      $   9,702     $   4,385
  Current portion of notes payable to related parties   . . . . . . . . . . .            925           400
  Trade accounts payable    . . . . . . . . . . . . . . . . . . . . . . . . .         20,771        24,123
  Accounts payable to affiliate   . . . . . . . . . . . . . . . . . . . . . .          1,251             -
  Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,505        19,615
  Accrued taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,590         2,647
                                                                                   ---------     ---------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . .         66,744        51,170
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,068        14,859
Notes Payable to Related Parties  . . . . . . . . . . . . . . . . . . . . . .              -           925
Deferred Income Taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,199         2,323
Other Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         46,036        43,139
Minority Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,047             -
Shareholders' Equity:
  Common stock, no par value:
    40,000,000 and 25,000,000 shares authorized; 19,094,824 and
      14,063,983 shares issued and outstanding    . . . . . . . . . . . . . .        186,785       134,438
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,551         1,911
  Unearned compensation - restricted stock    . . . . . . . . . . . . . . . .           (891)            -
  Cumulative foreign currency translation adjustments   . . . . . . . . . . .           (322)         (322)
                                                                                   ---------     ---------
    Total shareholders' equity    . . . . . . . . . . . . . . . . . . . . . .        197,123       136,027
                                                                                   ---------     ---------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 341,217     $ 248,443
                                                                                   =========     =========

                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain reclassifications have been made in the 1994 and 1995 consolidated financial statements to conform with the 1996 presentation.

  The Company

    Pool Energy Services Co. (the "Company") was formed in November 1988 to acquire all of the oilfield services business of ENSERCH Corporation ("ENSERCH"), and that acquisition was consummated in April 1990. As used herein, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiary corporations and its unconsolidated affiliates. The Company operates in only one business segment - the oilfield services industry. Within the oilfield services industry, the Company provides services and products to oil and natural gas well operators for the workover, maintenance and plugging of existing oil and natural gas wells and for the drilling and completion of new oil and natural gas wells. The Company operates in the United States, South America, the Middle East, Asia, Africa and Australia.

  Principles of Consolidation

    The consolidated financial statements include the financial statements of the Company and all subsidiaries in which a controlling interest is held. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method to account for affiliates in which it does not have control. The Company acquired a 51% controlling interest in a newly formed Argentina corporation, Pool International Argentina S.A. ("PIASA"), in August 1996 (see Note 3). For financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA are consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom have been reflected as "minority interest" in the Company's consolidated financial statements.

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

  Foreign Currency Gains and Losses

    The U.S. dollar is the functional currency for all of the Company's foreign operations, and for those operations, foreign currency gains and losses are included in the statement of consolidated operations as incurred. The cumulative translation gains and losses reflected as a separate component of shareholders' equity arose prior to April 1996, when the functional currency of the Company's then unconsolidated affiliate in Trinidad was the Trinidad and Tobago dollar.

                            POOL ENERGY SERVICES CO.

  Property, Plant and Equipment

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

    Effective January 1, 1996 the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Since adoption of this statement no impairment losses have been recognized.

  Goodwill

    Goodwill, totaling $12.9 million and $11.2 million at December 31, 1996 and 1995, respectively, represents the cost in excess of fair value of the net assets of companies acquired and is being amortized using the straight-line method over a period of 30 years. Amortization of goodwill for the years ended December 31, 1996 and 1995 amounted to $0.4 million and $0.2 million, respectively. The carrying amount of unamortized goodwill is reviewed for potential impairment loss when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

  Environmental Remediation and Compliance

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

  Income Taxes

    The Company is subject to both U.S. and foreign income taxes. The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards.

                            POOL ENERGY SERVICES CO.

  Inventories

    Inventories of spare parts, materials and supplies held for consumption are stated principally at average cost.

  Concentration of Credit Risk

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and by policy limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. One customer accounted for approximately 11% of the Company's consolidated revenues in both 1996 and 1995. During 1994, no customer accounted for more than 10% of consolidated revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

  Fair Values of Financial Instruments

    Except for investments in its unconsolidated affiliates, which are accounted for under the equity method, the Company's financial instruments consist primarily of short-term, variable rate items for which management believes fair value approximates carrying value.

  Foreign Exchange Risk Management

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company uses forward exchange contracts as economic hedges of exposed net investments in foreign entities in which that exposure exceeds $0.2 million and in currencies for which such contracts are available. The Company's foreign exchange contracts do not subject the Company to the risk of exchange rate movements because gains and losses on these contracts offset gains and losses on the exposed investments being hedged. Realized and unrealized gains and losses on these contracts are recognized currently in the statement of consolidated operations. The forward exchange contracts generally have maturities which do not exceed 31 days. The Company had forward exchange contracts to purchase $2.5 million in Malaysian ringgits and $2.0 million in Australian dollars at December 31, 1996 and $3.3 million in Malaysian ringgits at December 31, 1995. The Company does not hold or issue financial instruments for trading purposes.

                            POOL ENERGY SERVICES CO.

  Stock Incentive Plans

    The Company accounts for stock option grants using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the Company's stock incentive plans, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25 no compensation cost is recognized.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB 25. Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS
123. The Company has disclosed in Note 2 the pro forma information required under SFAS 123.

  Cash Equivalents

    The Company considers all unrestricted highly liquid investments with less than a three-month maturity when purchased as cash equivalents.

  Earnings Per Share of Common Stock

    Earnings per share is based on the weighted average number of common shares and common equivalent shares outstanding during the year.

                            POOL ENERGY SERVICES CO.

2. SHAREHOLDERS' EQUITY

    The following is a summary of transactions affecting shareholders' equity for the last three fiscal years:

                                                                                                 CUMULATIVE
                                                                                   UNEARNED        FOREIGN
                                                                   RETAINED      COMPENSATION      CURRENCY
                                                      COMMON       EARNINGS       -RESTRICTED    TRANSLATION
                                                      STOCK        (DEFICIT)        STOCK        ADJUSTMENTS
                                                    --------       --------      ----------     -------------
Balance, January 1, 1994  . . . . . . . . . . . .   $130,132       $ 11,508        $    -         $  (295)

    Net loss    . . . . . . . . . . . . . . . . .          -        (12,729)            -               -
    Common stock options exercised    . . . . . .         45              -             -               -
    Translation adjustment    . . . . . . . . . .          -              -             -             (22)
                                                    --------       --------        ------         -------
Balance, December 31, 1994  . . . . . . . . . . .    130,177         (1,221)            -            (317)

    Net income    . . . . . . . . . . . . . . . .          -          3,132             -               -
    Issuance of common stock for:
         Stock options exercised  . . . . . . . .         61              -             -               -
         Business acquisition   . . . . . . . . .      4,200              -             -               -
    Translation adjustment    . . . . . . . . . .          -              -             -              (5)
                                                    --------       --------        ------         --------

Balance, December 31, 1995  . . . . . . . . . . .    134,438          1,911             -            (322)

    Net income    . . . . . . . . . . . . . . . .          -          9,640             -               -
    Issuance of common stock for:
         Stock options exercised  . . . . . . . .      3,376              -             -               -
         Public offering, net   . . . . . . . . .     47,455              -             -               -
    Issuance of restricted common stock . . . . .        949              -          (949)              -
    Tax benefit from stock options
      exercised   . . . . . . . . . . . . . . . .        567              -             -               -
    Compensation expense    . . . . . . . . . . .          -              -            58               -
                                                    --------       --------        ------         -------

Balance, December 31, 1996  . . . . . . . . . . .   $186,785       $ 11,551        $ (891)        $  (322)
                                                    ========       ========        ======         =======

  Common Stock

    In July 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company has used or intends to use the net proceeds principally as follows: (i) $10.9 million in connection with the August 1996 acquisition of a 51% controlling interest in PIASA, a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina, (ii) approximately $9 million in connection with the October 1996 acquisition of the 51% interest not already owned by the Company in Antah Drilling Sdn. Bhd. ("Antah Drilling"), (iii) $4.5 million in connection with the June 1996 purchase of the operating assets of Western Oil Well Service Co. ("Western Oil"), (iv) $8.4 million in connection with the refurbishment of Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, and (v) for repayment of debt under the Company's syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances. See Note 3 for additional descriptions of these acquisitions.

                            POOL ENERGY SERVICES CO.

  Preferred Stock

    The 1,000 shares of the Company's authorized and issued preferred stock is currently held in treasury.

  Shareholder Rights Plan

    The Company maintains a Shareholder Rights Plan (the "Rights Plan") that is designed to deter coercive or unfair takeover tactics, to prevent a person or group from gaining control of the Company without offering fair value to all shareholders and to deter other abusive takeover tactics which are not in the best interests of shareholders. The Company's Board of Directors adopted the Rights Plan in June 1994 and declared a dividend to the shareholders of one right ("Right") for each outstanding share of the Company's common stock. The Rights only become exercisable, and transferable apart from the Company's common stock, ten business days following a public announcement that a person or group ("Acquirer") has acquired beneficial ownership of, or has commenced a tender or exchange offer for, 15% or more of the Company's common stock (each a "Triggering Event").

    Each Right initially entitles the holder to purchase one-third of one share of the Company's common stock at a price of $9.00, subject to adjustment. Upon the occurrence of a Triggering Event, each Right, in the absence of timely redemption of the Rights by the Company, will entitle the holder thereof (other than the Acquirer), instead, to receive upon exercise of the Right a number of the Company's common shares (or, in certain circumstances, cash, property or other securities of the Company) having a current market value equal to twice the exercise price for a full share of common stock. Following the occurrence of a Triggering Event, if the Company is acquired in a merger or other business combination, or 50% or more of the Company's assets or earning power are sold or transferred, each Right, in the absence of timely redemption of the Rights by the Company, will entitle the holder thereof (other than the Acquirer) to receive a number of shares of common stock of the acquiring company having a current market value equal to twice the exercise price for a full share of common stock.

    The Rights may be redeemed by the Company in whole, but not in part, at a redemption price of $.01 per Right at any time prior to the Rights becoming exercisable. The Rights will expire in June 2004. Until the Rights become exercisable, they have no dilutive effect on earnings per share. As of December 31, 1996, a total of 5,754,071 shares of the Company's common stock were reserved for issuance upon exercise of Rights.

    The description and terms of the Rights are set forth in a Rights Agreement between the Company and the First National Bank of Boston, as Rights Agent.

  Stock Incentive Plans

    The Company's 1993 Employee Stock Incentive Plan is for officers and key employees, which plan reserved for issuance up to 600,000 shares of the Company's common stock. The shares may be issued upon the exercise of non-qualified stock options granted under the plan or may be granted as restricted stock awards or bonus stock awards. Subject to earlier termination under certain circumstances, stock options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. As of December 31, 1996 the Company had issued 13,062 shares as a result of the exercise of options pursuant to such plan. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or the achievement of specific goals. During the restriction period, holders of restricted stock have the right to vote; cash dividends, if any, are accrued but not paid until

                            POOL ENERGY SERVICES CO.

satisfaction of the applicable restrictions. During 1996, 64,000 shares of restricted stock were awarded, having a market value of $13.75 per share, which is being amortized over the three-year restriction period.

    The Company also has a 1990 Employee Stock Option Plan for officers and key employees, which plan reserved for issuance up to 1,000,000 shares of the Company's common stock, of which 390,609 shares had been issued as of December 31, 1996 through the exercise of options. Subject to earlier termination under certain circumstances, options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. Since the adoption of the 1993 Employee Stock Incentive Plan, no additional options may be granted under the 1990 Employee Stock Option Plan.

    Effective February 1996, the Company adopted the 1996 Directors' Stock Incentive Plan for members of its Board of Directors who are not full-time employees of the Company. The plan reserved for issuance up to 200,000 shares of the Company's common stock which may be issued upon the exercise of stock options or may be awarded as restricted stock. During 1996, 6,000 shares of restricted stock, having a market value of $11.50 per share, were issued. The Plan provides for each person who is elected or appointed a director for the first time after the effective date to receive automatically an initial option of 8,000 shares and to receive automatically an option for 4,000 shares on the date of each Annual Meeting of Shareholders after the initial grant at which such director is reelected. Also, each director will receive an award of 1,000 shares of restricted stock, with a one-year restriction period, on the date of each Annual Meeting of Shareholders. Options expire ten years after the date of grant. Each option becomes exercisable at the end of one year from the date of grant.

    The Company also has a 1991 Directors' Stock Option Plan for members of its Board of Directors who are not full-time employees of the Company. Such plan reserved for issuance up to 150,000 shares of the Company's common stock, of which 27,000 shares had been issued as of December 31, 1996 through the exercise of options. Subject to earlier termination under certain circumstances, options expire ten years after the date of the grant. Each option becomes exercisable as to 50% of the shares covered thereby at the end of one year from the date of grant and as to the remaining 50% at the end of two years from the date of grant. Since the adoption of the 1996 Directors' Stock Incentive Plan no additional options may be granted under the 1991 Directors' Stock Option Plan.

    The fair market value at the date the restricted stock was issued has been recorded as unearned compensation - restricted stock and is shown as a separate component of shareholders' equity. The unearned restricted stock compensation is amortized to operations over the related restriction period. Such compensation expense amounted to $0.1 million in 1996.

                            POOL ENERGY SERVICES CO.

    The exercise price of options under all plans is the fair market value per share on the date the options are granted. The exercise of stock options results in a U.S. tax deduction to the Company equal to the income tax effect of the difference between the exercise price and the market price at the exercise date. For financial reporting purposes, this tax benefit is accounted for as a credit to common stock. During 1996, $0.6 million was credited to common stock as a result of stock option exercises. The following table summarizes the stock option activity related to the Company's plans:

                                          1996                               1995                             1994
                              ----------------------------      -----------------------------     ----------------------------
                                          WEIGHTED AVERAGE                   WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                              SHARES       EXERCISE PRICE       SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE
                              ------      ----------------      ------       ----------------     ------      ----------------
                                                     (IN THOUSANDS EXCEPT WEIGHTED AVERAGE EXERCISE PRICE)
Outstanding, January 1  . .    1,142         $  9.07            1,000             $  9.27           901           $  9.23
    Granted   . . . . . . .      274         $ 10.81              205             $  8.20           118           $  9.37
    Exercised   . . . . . .     (361)        $  9.36               (9)            $  6.80            (7)          $  6.50
    Forfeited   . . . . . .      (12)        $  9.17              (54)            $ 10.00           (12)          $  8.83
                               -----                            -----                             -----
Outstanding, December 31  .    1,043         $  9.42            1,142             $  9.07         1,000           $  9.27
                               =====                            =====                             =====

Exercisable, December 31  .      569         $  9.04              799             $  9.36           768           $  9.55

    The following table provides information for the stock options outstanding at December 31, 1996:

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                   ------------------------------------------------------    -------------------------------------
                   NUMBER OF SHARES   WEIGHTED-AVERAGE                        NUMBER OF SHARES
   RANGE OF         OUTSTANDING AT       REMAINING       WEIGHTED AVERAGE      EXERCISABLE AT     WEIGHTED AVERAGE
EXERCISE PRICES    DECEMBER 31, 1996  CONTRACTUAL LIFE    EXERCISE PRICE     DECEMBER 31, 1996    EXERCISE PRICE
---------------    -----------------  ----------------   ----------------    ------------------   ----------------
                    (IN THOUSANDS)                                             (IN THOUSANDS)

$6.125 - $8.75           332             7 years              $ 7.40                195                  $6.89

$9.25 - $12.50           711             6.4 years            $10.37                374                  $10.17
                      ------                                                        ---
                       1,043                                                        569
                      ======                                                        ===

    The Company applies the intrinsic value based method of APB 25 in accounting for its stock incentive plans. Accordingly, no compensation expense has been recognized for any stock options issued under its plans. Had compensation expense for the Company's stock options granted during 1996 and 1995 been recognized based on the fair value at the grant dates, using the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                            1996          1995
                                                                        -----------    -----------
                                                                           (IN THOUSANDS EXCEPT
                                                                            PER SHARE AMOUNTS)
         Net Income:
             As reported  . . . . . . . . . . . . . . . . . . . .       $     9,640    $     3,132
             Pro forma  . . . . . . . . . . . . . . . . . . . . .             9,270          3,019

         Earnings Per Share:
             As reported  . . . . . . . . . . . . . . . . . . . .       $       .58    $       .23
             Pro forma  . . . . . . . . . . . . . . . . . . . . .               .56            .22

    Since SFAS 123 does not apply to options granted prior to January 1, 1995, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

                            POOL ENERGY SERVICES CO.

    The weighted-average fair values of options granted during 1996 and 1995 were $5.25 and $4.97 per share, respectively. The fair value of each stock option granted during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                YEAR OF GRANT
                                                         --------------------------
                                                             1996          1995
                                                         -----------    -----------
  Risk-free interest rate  . . . . . . . . . . . . . . .       6.36%          6.78%
  Expected life of options   . . . . . . . . . . . . . .     8 years        8 years
  Expected volatility of the Company's stock price   . .         43%            44%
  Expected dividend yield of the Company's stock   . . .          0%             0%


3. ACQUISITIONS

  1996 Acquisitions

    Antah Drilling Sdn. Bhd. Acquisition. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling. The purchase price and the repayment of certain indebtedness of Antah Drilling owed to the Company's partner in that venture totaled $9.0 million. Antah Drilling's assets include Rig 489, a new state-of-the-art 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in Australia in August 1996, and an offshore platform workover rig currently operating in Malaysia. In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which aggregated $14.6 million (see Note 5). Prior to the date of acquisition, Antah Drilling was accounted for under the equity method based upon the Company's 49% ownership interest.

    Pool International Argentina S. A. Acquisition. In August 1996, the Company acquired for cash of approximately $8.7 million a 51% controlling interest in PIASA. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina. Additionally, the Company advanced $1.3 million to PIASA during 1996 for working capital purposes.

    Western Oil Operating Assets Acquisition. In June 1996, the Company purchased the operating assets, including approximately 23 land well-servicing rigs, of Western Oil for approximately $4.0 million in cash.

    Each of the 1996 acquisitions discussed above was recorded under the purchase method of accounting and, accordingly, the results of operations of each acquired entity have been included in the accompanying consolidated financial statements from the date such entity was acquired. The purchase price of each acquisition was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocations resulted in goodwill of approximately $1.8 million, which is being amortized on a straight-line basis over 30 years.

                            POOL ENERGY SERVICES CO.

  Golden Pacific Corp. Acquisition

    In June 1995, the Company acquired all of the outstanding capital stock of GPC, a privately-owned California well-servicing company with a fleet of approximately 155 rigs and related equipment, for $18.8 million, consisting of long-term notes in the amount of $11.5 million, $3.1 million in cash and 493,543 shares of the Company's common stock valued at $4.2 million. The cash paid in the transaction was provided by the Company's existing syndicated bank revolving line of credit.

    The acquisition was accounted for under the purchase method, and accordingly the results of GPC have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. This allocation resulted in goodwill of approximately $11.7 million, which is being amortized on a straight-line basis over 30 years.

   Pool Arctic Alaska Acquisition

    In September 1994, the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska, a partnership, for $12.1 million in cash. This acquisition expanded the Company's wholly-owned Alaska operation to include the three specialized Arctic land drilling rigs and related equipment formerly owned by the partnership. The acquisition was funded initially from the Company's existing syndicated bank revolving line of credit and cash resources. During 1995, the Company obtained a three-year term loan to refinance $10 million of the purchase price (see Note 5).

    The acquisition has been accounted for under the purchase method and, accordingly, the results of Pool Arctic Alaska have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Prior to the date of acquisition, Pool Arctic Alaska was accounted for under the equity method based upon the Company's 39.3% partnership interest.

                            POOL ENERGY SERVICES CO.

4. INCOME TAXES

    Provision (credit) for income taxes is summarized below:

                                                      FOR THE YEAR ENDED DECEMBER 31
                                                    ----------------------------------
                                                       1996        1995         1994
                                                    ---------    --------     --------
Current:
    Federal   . . . . . . . . . . . . . . . . .     $     166    $      -    $    57
    State   . . . . . . . . . . . . . . . . . .           316         270        380
    Foreign   . . . . . . . . . . . . . . . . .         2,864         450        337
                                                    ---------    --------    -------
         Total current  . . . . . . . . . . . .         3,346         720        774
                                                    ---------    --------    -------
Deferred:
    Federal   . . . . . . . . . . . . . . . . .         4,680       1,564     (8,674)
    State   . . . . . . . . . . . . . . . . . .             -           -         96
    Foreign   . . . . . . . . . . . . . . . . .          (502)       (303)      (577)
                                                    ---------    --------    -------
         Total deferred   . . . . . . . . . . .         4,178       1,261     (9,155)
                                                    ---------    --------    -------
    Provision (credit) for income taxes   . . .     $   7,524    $  1,981    $(8,381)
                                                    =========    ========    =======

    The 1996 deferred income tax provision resulted primarily from a decrease in deferred tax assets due to current year utilization of U.S. federal net operating loss ("NOL") carryforwards. The 1995 deferred income tax provision resulted primarily from the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to the NOL carryforwards. The 1994 deferred income tax benefit resulted primarily from the Company's recording a provision for leasehold impairment which generated an income tax benefit of $8.2 million. The 1994 tax benefit also included a net reversal of $0.6 million of previously accrued foreign income taxes.

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:

                                                            1996                              1995
                                                -----------------------------     -----------------------------
                                                DEFERRED TAX     DEFERRED TAX     DEFERRED TAX     DEFERRED TAX
                                                   ASSETS        LIABILITIES         ASSETS        LIABILITIES
                                                ------------     ------------     ------------     ------------
Investment in subsidiaries and affiliates . . . . $   2,130        $  1,780         $  2,192        $   1,821
Property  . . . . . . . . . . . . . . . . . . . .       931          32,922                -           27,393
Personal injury and property
    damage claims   . . . . . . . . . . . . . . .     3,624               -            4,004                -
Leases  . . . . . . . . . . . . . . . . . . . . .     8,680               -            9,574                -
Accrued liabilities   . . . . . . . . . . . . . .     4,819               -            4,356                -
Inventory valuation   . . . . . . . . . . . . . .       461              27              453               27
Accounts receivable valuation   . . . . . . . . .       472               -              467                -
Net operating loss carryforward   . . . . . . . .    20,383               -           21,448                -
Other   . . . . . . . . . . . . . . . . . . . . .       592             872              386              244
                                                  ---------        --------         --------        ---------
    Subtotal    . . . . . . . . . . . . . . . . .    42,092          35,601           42,880           29,485
Valuation allowance   . . . . . . . . . . . . . .    (5,377)              -           (6,721)               -
                                                  ---------        --------         --------        ---------
    Total   . . . . . . . . . . . . . . . . . . . $  36,715        $ 35,601         $ 36,159        $  29,485
                                                  =========        ========         ========        =========

    The total valuation allowance decreased a net $1.3 million in 1996 and $2.2 million in 1995.

                            POOL ENERGY SERVICES CO.

    In 1995, the Company eliminated the valuation allowance related to its U.S. federal NOL carryforwards. Management believes that it is now more likely than not that the Company will generate taxable income sufficient to realize the tax benefit of the NOL carryforwards prior to their expiration due to among other factors, anticipated lower tax depreciation charges as a result of the majority of existing property being fully depreciated for U.S. tax purposes, the incremental taxable income resulting from the GPC acquisition and consideration of available tax planning strategies. If necessary, the Company also will consider repatriating future foreign earnings in order to fully realize the NOL carryforwards before their expiration.

    At December 31, 1996, the Company had $34.1 million of NOL available for carryforward to reduce U.S. federal income taxes payable in future years. The U.S. NOL carryforwards were $3.1 million from 1991, $18.4 million from 1992, $7.6 million from 1994, $5.0 million from 1995; they are available for utilization through the years 2006, 2007, 2009 and 2010, respectively. State NOL carryforwards have been substantially reserved for in the Company's consolidated balance sheet.

    The Company had $15.3 million of foreign NOL carryforwards at December 31, 1996, with $5.8 million fully reserved. Management believes the Company will generate future foreign taxable income sufficient to utilize the remaining $9.5 million of foreign NOL carryforwards with $0.8 million expiring after 2000, $2.8 million expiring after 2001 and $5.9 million being carried forward indefinitely.

    A reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes is shown below:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                 ---------------------------------
                                                                  1996         1995         1994
                                                                --------     --------    ---------
U.S. federal statutory tax rate   . . . . . . . . . . . . .           35%          35%         35%
Provision (credit) for income taxes computed at U.S. federal
  statutory tax rate    . . . . . . . . . . . . . . . . . .     $  5,971     $  1,790    $ (7,389)
Effect of:
  Foreign tax rates different than U.S. federal
    statutory tax rate  . . . . . . . . . . . . . . . . . .          738         (132)     (1,086)
  Alternative minimum tax   . . . . . . . . . . . . . . . .          166            -          57
  State income taxes    . . . . . . . . . . . . . . . . . .          205          175         414
  Other - net   . . . . . . . . . . . . . . . . . . . . . .          444          148        (377)
                                                                --------     --------    --------
Provision (credit) for income taxes . . . . . . . . . . . .     $  7,524     $  1,981    $ (8,381)
                                                                ========     ========    =========
Effective income tax rate   . . . . . . . . . . . . . . . .         44.1%        38.7%      (39.7)%
                                                                ========     ========    ========

    Foreign income before income taxes is defined as income generated from operations in a foreign country, regardless of whether it is currently reportable for U.S. tax purposes. Components of income (loss) before income taxes are as follows:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------    ---------
Domestic  . . . . . . . . . . . . . . . . . . . . . . . .       $  9,423     $    513    $ (27,075)
Foreign   . . . . . . . . . . . . . . . . . . . . . . . .          7,638        4,600        5,965
                                                                --------     --------    ---------

    Total   . . . . . . . . . . . . . . . . . . . . . . .       $ 17,061     $  5,113    $ (21,110)
                                                                ========     ========    =========

                            POOL ENERGY SERVICES CO.

    The earnings of the Company's foreign subsidiaries and affiliates are indefinitely invested outside the United States, and the Company estimates that no U.S. income taxes would be payable upon distribution of those unremitted earnings.

    The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. At December 31, 1996, foreign income tax returns for prior years of certain foreign subsidiaries, unconsolidated affiliates and related entities were under examination and/or tax deficiencies had been assessed. In the opinion of management, any additional provisions for taxes which may ultimately be determined to be required as a result of such examinations or assessments will not be material to the Company's financial position or operations.


5. LONG-TERM DEBT AND LINES OF CREDIT

  Lines of Credit

    The Company has a syndicated bank revolving line of credit (the "Line of Credit") to finance temporary working capital requirements and to support the issuance of letters of credit. During 1996 the expiration date of the Line of Credit was extended from April 1997 to April 1999 and the maximum availability thereunder was increased. The maximum availability under the Line of Credit is the lesser of (i) $40 million (previously $35 million), or (ii) a calculated amount based upon a percentage of domestic receivables which meet certain criteria. At December 31, 1996, the Company had $36.2 million available under the Line of Credit of which none had been drawn in cash and $12.6 million was being utilized to support the issuance of letters of credit. The Line of Credit provides for certain restrictions on the Company, including a prohibition against additional debt (excluding $7 million of overdraft facilities), a prohibition on payment of dividends, a prohibition on certain liens, a limitation on capital expenditures, and minimum net worth and working capital covenants. Advances under the Line of Credit are secured by certain accounts receivable, certain deposit accounts, all of the stock of or equivalent interests in the Company's domestic subsidiaries, 66% of the stock of the Company's consolidated foreign subsidiaries and the property owned by the Company's Alaska subsidiary (net book value of $24.4 million at December 31, 1996). The interest rate for the Line of Credit is a floating rate which is, at the Company's option, (i) the lenders' prime rate plus 0.25%, or (ii) the London Interbank Offered Rate (LIBOR) plus 2.625%, with the Company's choice of a one-, two-, three-, or six-month interest period. The applicable interest rate was 8.5% and 8.75% at December 31, 1996 and 1995, respectively. There is an approximately 1/2 of 1% commitment fee on the unutilized portion of the Line of Credit.

    At December 31, 1996, the Company's unconsolidated affiliates had $4.1 million of unused short-term lines of credit and overdraft facilities.

                            POOL ENERGY SERVICES CO.

  Long-Term Debt

    Long-term debt consisted of the following at December 31:

                                                                               1996         1995
                                                                             --------    ---------
$23.5 Million Term Loan (Antah Drilling - Australia Rig 489)  . . . . .      $ 12,066    $       -
10% Subordinated Notes (GPC)  . . . . . . . . . . . . . . . . . . . . .        10,000       11,500
$6.5 Million Term Loan (Australia Rig 453)  . . . . . . . . . . . . . .         4,695            -
$10 Million Term Loan (Alaska)  . . . . . . . . . . . . . . . . . . . .         4,625        7,375
$4 Million Term Loan (Antah Drilling - Malaysia Rig 488)  . . . . . . .         1,150            -
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           234          369
                                                                             --------    ---------
                                                                               32,770       19,244
Less current maturities of long-term debt   . . . . . . . . . . . . . .         9,702        4,385
                                                                             --------    ---------
                                                                             $ 23,068    $  14,859
                                                                             ========    =========

    In connection with the October 1996 acquisition of Antah Drilling, the Company agreed to assume liability under Antah Drilling's term loans, which loans aggregated $14.6 million as of October 1, 1996. Such loans bear interest at the Singapore Interbank Offered Rate (SIBOR) plus 1%, with the Company's choice of a one-, three-, or six-month interest period; the applicable interest rates approximated 6.65% at December 31, 1996. The loans are collateralized by Antah Drilling's offshore platform rigs (approximate net book value of $38.7 million at December 31, 1996) and all payments under, and proceeds of, the contracts under which such rigs are operating.

    In January 1996, the Company received $6.5 million under a term loan agreement in order to refinance the construction costs incurred during 1995 to build a new offshore platform workover rig, Rig 453, under contract in Australia. The rig construction costs were initially funded from the Company's cash resources and borrowings under its Line of Credit. At the Company's option, interest accrues at a floating rate based upon (i) the lenders' prime rate plus 0.5% or (ii) LIBOR plus 2.75%, with the Company's choice of a one-, two-, three- or six-month interest period. The applicable interest rate on amounts outstanding at December 31, 1996 was 8.13%. The loan is collateralized by the offshore platform workover rig (net book value of $6.8 million at December 31, 1996) and all payments under, and proceeds of, the rig contract.

    In June 1995, as partial consideration for the acquisition of GPC, the Company issued 10% subordinated notes aggregating $11.5 million which are due in 2005. These notes are subordinate to the Company's Line of Credit and $10 million term loan and are collateralized by (i) the well-servicing rigs and related equipment of the acquired business which had an aggregate net book value of $7.8 million at December 31, 1996, (ii) a second priority security interest in certain real property of the acquired business which had a carrying value of $1.4 million at December 31, 1996, and (iii) a $5.0 million letter of credit. The agreement pertaining to the subordinated notes contains various restrictive covenants, including covenants pertaining to the creation of certain encumbrances, the transaction of certain mergers or sales of assets, the creation of certain additional debt and other matters.

    In April 1995, the Company obtained a three-year term loan (the "Alaska Loan") to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska which was acquired in September 1994. This acquisition was originally funded from the Company's cash resources and approximately $6.7 million borrowed under the Line of Credit. The Alaska Loan agreement contains restrictive covenants similar to those pertaining to the Line of Credit and, in addition, includes a fixed charge coverage ratio covenant. At the Company's option, interest accrues at a floating rate based upon (i) the lenders' prime rate plus 0.5%, or (ii) LIBOR plus 2.75%, with the Company's choice of a one-, two-, three-, or

                            POOL ENERGY SERVICES CO.

six-month interest period. The applicable interest rate on amounts outstanding at December 31, 1996 and 1995 was 8.13% and 8.5%, respectively. The Alaska Loan is cross-collateralized to the Line of Credit.

    The annual maturities of long-term debt outstanding as of December 31, 1996 (including current portion) are as follows:

                1997  . . . . . . . . . . .       $  9,702
                1998  . . . . . . . . . . .          8,121
                1999  . . . . . . . . . . .          6,822
                2000  . . . . . . . . . . .            625
                2001  . . . . . . . . . . .          1,500
                Thereafter  . . . . . . . .          6,000
                                                  --------
                                                  $ 32,770
                                                  ========

    Based on rates currently available to the Company for debt with similar terms and remaining maturities, the Company believes that the recorded value of long-term debt approximates fair market value at December 31, 1996.


  Notes Payable to Related Parties

    In connection with the GPC acquisition in June 1995 the Company issued notes, aggregating $1.5 million in principal amount, to three employees related to certain deferred compensation obligations of GPC. These 10% two-year promissory notes are secured by a first priority security interest in certain real property of the acquired business, which had a carrying value of $1.4 million at December 31, 1996.


6. COMMITMENTS AND CONTINGENT LIABILITIES

  Legal Proceedings

    The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company.

  Personal Injury and Property Damage Liability Claims

    Some of the operations of the Company are hazardous, and the Company has experienced personal injury and property damage incidents. For claims prior to 1990, the Company maintains a reserve for the self-insured portion of its personal injury and property damage coverage. Periodically, the Company evaluates the adequacy of this reserve as compared with estimated settlements for filed and anticipated claims. Estimated settlements for claims are based on the Company's historical experience, type of claim, knowledge of the specific circumstances of the claim and judgment of the possible effect that future economic and legal factors might have on the ultimate settlement of the claim. The Company believes that for claims prior to 1990, the accrued liability for personal injury and property damage claims aggregating $2.7 million at December 31, 1996 is adequate.

                           POOL ENERGY SERVICES CO.

    Beginning in 1990, the Company obtained workers' compensation and third-party liability insurance under which its exposure to the risks covered by those policies is significantly lower than under the pre-1990 coverage. The Company provided $3.5 million, $4.0 million, and $3.1 million in 1996, 1995 and 1994, respectively, as estimates of the aggregate uninsured portion of claims for those years. The accrued liability for the uninsured portion of workers' compensation and third-party claims incurred after 1989 was $7.1 million at December 31, 1996, of which $0.3 million was held in a deposit account accessible by the insurance underwriters. In addition, at December 31, 1996 the Company had a $0.7 million receivable related to claims payments made by the Company that are reimbursable by insurance underwriters.

  Lease Commitments

    At December 31, 1996, the Company had a number of noncancelable long-term operating leases, principally for yards and office space, rigs, computer equipment, and a manufacturing and storage facility, with various expiration dates. Future minimum net rentals under such leases aggregate $6.1 million for 1997; $6.2 million for 1998; $6.4 million for 1999; $5.9 million for 2000; $4.6 million for 2001; and $6.1 million thereafter. Rental expense incurred under operating leases aggregated $13.5 million in 1996, $13.3 million in 1995, and $11.2 million in 1994.

    The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas which it previously used for rig and equipment manufacturing and storage. The annual lease payments, which are included in future minimum net rentals above, are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety under an operating sublease which expires in September 1997. The sublease provides for minimum sublease payments of $0.5 million per year for three years. Prior to subleasing and vacating this facility in 1994, the Company beneficially utilized approximately 12% of the facility and charged to operations a proportionate share of the cost of the lease. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. After September 1988, the cost associated with the unutilized portion of the facility was charged against this accrued liability, which as of the fourth quarter of 1994, had substantially been used. For the remainder of the lease term, the Company did not anticipate utilizing any of this facility in its future operations nor did it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments; therefore, in the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million (see Note 10). The provision recognized all future lease expense, net of anticipated sublease income. The impact of the provision for leasehold impairment was to decrease 1994 net income by $15.3 million, or $1.13 per share.

    In December 1993 the Company entered into sale/leaseback agreements with a leasing company with respect to three offshore jackup rigs located in the Gulf of Mexico. The three jackup rigs had been purchased from a third party for $7.0 million and were sold to the leasing company for $7.0 million in cash, which was received in early 1994. The leases, classified as operating leases, have an aggregate annual lease rate of approximately $1 million per year for seven years and are included in the future minimum net rentals above. The sale and leaseback agreements required the Company to place cash in a restricted investment account which serves as collateral for the leases and will reduce as lease payments are made. As of December 31, 1996, the Company had $1.0 million of restricted cash of which $0.8 million was classified as noncurrent.

                           POOL ENERGY SERVICES CO.

  Employment Contracts

    In connection with the GPC acquisition, the Company entered into three-year employment contracts in June 1995 with three key employees previously employed by GPC. One of the contracts was terminated in 1996 due to the employee's resignation. The Company's minimum aggregate salary and bonus obligation remaining at December 31, 1996 under such contracts was approximately $0.6 million.


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

    Supplementary executive retirement plans provide certain management employees with defined benefits in excess of those provided by the Retirement Income Plan. The Company's policy is to fund annually, within 60 days following the end of the plan year, the amount necessary to make plan assets sufficient to pay each participant or beneficiary the benefits payable as of the close of that plan year. The benefits are based on years of service and the average of the five highest years of compensation, including any bonus earned, during the final ten years of employment.

    The following is a summary of the components of net pension cost:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------    ---------
    Service cost - benefits earned during the period    .       $  2,000     $  1,580    $   1,336
    Interest cost on projected benefit obligation   . . .            781          525          425
    Actual loss (return) on plan assets   . . . . . . . .           (841)        (869)          26
    Net amortization and deferral   . . . . . . . . . . .            667          509         (256)
                                                                --------     --------    ---------
    Net pension cost    . . . . . . . . . . . . . . . . .       $  2,607     $  1,745    $   1,531
                                                                ========     ========    =========

                            POOL ENERGY SERVICES CO.

    The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                               1996         1995
                                                                             ---------    ---------
    Actuarial present value of benefit obligation:
         Vested benefit obligation  . . . . . . . . . . . . . . . . . .      $  (7,915)    $ (4,936)
                                                                             =========     ========
         Accumulated benefit obligation   . . . . . . . . . . . . . . .      $  (8,810)    $ (6,911)
                                                                             =========     ========
         Projected benefit obligation   . . . . . . . . . . . . . . . .      $ (11,660)    $ (9,285)
    Plan assets at fair value   . . . . . . . . . . . . . . . . . . . .          8,125        5,557
                                                                             ---------     --------
    Projected benefit obligation in excess of plan assets   . . . . . .         (3,535)      (3,728)
    Unrecognized net (gain) loss    . . . . . . . . . . . . . . . . . .           (272)       1,464
    Unrecognized prior service cost   . . . . . . . . . . . . . . . . .          1,751          591
    Adjustment to recognize minimum liability   . . . . . . . . . . . .           (706)        (406)
                                                                             ---------     --------
    Net pension liability   . . . . . . . . . . . . . . . . . . . . . .      $  (2,762)    $ (2,079)
                                                                             =========     ========


    Assumptions used in the accounting at December 31 were:

                                                                               1996         1995
                                                                             --------    ---------
    Pool Company Retirement Income Plan:
         Weighted average discount rate   . . . . . . . . . . . . . . .       7.75%        7.25%
         Annual rate of increase in future compensation levels  . . . .       4.50%        4.50%
         Expected long-term rate of return on plan assets   . . . . . .       9.00%        9.00%

    Supplementary executive retirement plans:
         Weighted average discount rate   . . . . . . . . . . . . . . .       7.75%        7.25%
         Annual rate of increase in future compensation levels  . . . .       6.00%        6.00%
         Expected long-term rate of return on plan assets   . . . . . .       9.00%        9.00%

  Postretirement Benefits Other Than Pensions

     The Company provides certain health care and life insurance benefits to all of its retirees who meet eligibility requirements based on age and years of service. The benefits are paid from the general funds of the Company and, in the case of the health care benefits, are partially funded by contributions from the retirees.

     The Company accounts for postretirement benefits other than pensions based upon Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the Company to accrue the estimated cost of its retiree health care and life insurance benefits during the years the employees provide services entitling them to the benefits. In accordance with the provisions of SFAS 106, the Company has elected to recognize the liability of approximately $2.9 million at the January 1, 1993 implementation date over a period of twenty years.

                            POOL ENERGY SERVICES CO.

    The following table sets forth certain information with respect to the Company's postretirement benefits obligation at December 31:

                                                                               1996         1995
                                                                             --------    ---------
  Accumulated postretirement benefit obligation:
    Retirees    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,630)     $(1,472)
    Other fully eligible plan participants    . . . . . . . . . . . . .       (2,096)      (1,876)
    Other active plan participants    . . . . . . . . . . . . . . . . .       (4,720)      (4,708)
                                                                             -------      -------
  Total accumulated postretirement benefit obligation   . . . . . . . .       (8,446)      (8,056)
  Unrecognized transition obligation    . . . . . . . . . . . . . . . .        2,236        2,376
  Unrecognized prior service cost   . . . . . . . . . . . . . . . . . .          203          226
  Unamortized net loss    . . . . . . . . . . . . . . . . . . . . . . .        1,646        2,737
                                                                             -------      -------
  Accrued postretirement benefit liability    . . . . . . . . . . . . .      $(4,361)     $(2,717)
                                                                             =======      =======

     Net periodic postretirement benefit cost consisted of the following components:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------    ---------
  Service cost - benefits earned during the year    . . .       $  1,023     $    750    $     534
  Interest cost on accumulated postretirement
    benefit obligation    . . . . . . . . . . . . . . . .            546          461          405
  Net amortization and deferral   . . . . . . . . . . . .            167           93           79
  Amortization of transition obligation   . . . . . . . .            140          140          168
                                                                --------     --------    ---------
  Net periodic postretirement benefit cost    . . . . . .       $  1,876     $  1,444    $   1,186
                                                                ========     ========    =========

    The assumed health care cost trend rate used to measure the expected cost of the benefits was 6.5% for 1996 and thereafter. If the assumed health care cost trend rate were increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased by 11%, and the aggregate of service and interest cost components for 1996 would have increased 15%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1996, 7.25% in 1995 and 8.5% in 1994.

  Postemployment Benefits

    The Company accounts for postemployment benefits based on Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided after employment but before retirement to former or inactive employees, their beneficiaries, and covered dependents.

                            POOL ENERGY SERVICES CO.

8. TRANSACTIONS WITH ENSERCH

    ENSERCH leases office space to the Company and previously provided claims handling services, both at negotiated rates. Total direct costs charged by ENSERCH were $0.8 million in 1996, $0.8 million in 1995 and $0.9 million in 1994.

    In connection with the Company becoming an independent public company, ENSERCH and the Company entered into a contingent support agreement (the "Contingent Support Agreement") which relates to ENSERCH's guarantee of the Company's lease obligations with respect to the facility in San Angelo, Texas, through March 2003 ($24.5 million outstanding at December 31, 1996). The Company is obligated to reimburse ENSERCH for any amounts paid out under this guarantee.

    Under the Contingent Support Agreement, ENSERCH advanced $4.0 million in cash to the Company in 1990 in payment of future domestic onshore well-servicing and production services to be applied annually against the first $1.0 million of such services. During the years 1991 through 1994, the Company performed $1.0 million of such services in each year and has now fulfilled its obligation.

    Certain oilfield services are performed for various affiliates and entities managed by affiliates of ENSERCH at prices comparable to those received from nonaffiliated customers. Revenues from the performance of those services, including the $1.0 million of prepaid services in 1994, amounted to $2.3 million in 1996, $1.8 million in 1995 and $2.9 million in 1994.


9. UNCONSOLIDATED AFFILIATES

    Some of the Company's operations are conducted through unconsolidated affiliates, in which the Company held the following indicated ownership interest at December 31, 1996: Pool Arabia, Ltd. - 51% and Intairdril Oman L.L.C. - 49%. The Company charges its unconsolidated affiliates for the provision of management services and, in some cases, financing and equipment rental.

                            POOL ENERGY SERVICES CO.

    The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as shown by the financial statements of the affiliates. Pool Arabia's 1996 net loss included a $2.3 million pretax loss on disposal of two offshore jackup rigs sold to a third party. The loss on disposal had no effect on the Company's equity in income from Pool Arabia because the Company's basis in the rigs was lower than Pool Arabia's basis in the rigs. Pool Arctic Alaska's 1994 net income included a $1.0 million gain on debt restructuring.

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------    ---------
Revenues:
    Pool Arabia, Ltd.   . . . . . . . . . . . . . . . . .       $ 29,238     $ 28,150    $  36,281
    Pool Arctic Alaska (b)    . . . . . . . . . . . . . .              -            -       20,693
    Antah Drilling Sdn. Bhd. (c)    . . . . . . . . . . .          4,363        4,218        3,654
    Pool Santana, Limited (d)   . . . . . . . . . . . . .            960        5,785        4,916
    Intairdril Oman L.L.C.    . . . . . . . . . . . . . .            334          434          856
                                                                --------     --------    ---------
         Total  . . . . . . . . . . . . . . . . . . . . .       $ 34,895     $ 38,587    $  66,400
                                                                ========     ========    =========


Gross profit (a):
    Pool Arabia, Ltd.   . . . . . . . . . . . . . . . . .       $  9,192     $ 10,106    $  13,583
    Pool Arctic Alaska (b)    . . . . . . . . . . . . . .              -            -        5,330
    Antah Drilling Sdn. Bhd. (c)    . . . . . . . . . . .          2,442        2,357        2,570
    Pool Santana, Limited (d)   . . . . . . . . . . . . .            333        2,522        2,183
    Intairdril Oman L.L.C.    . . . . . . . . . . . . . .            153          223          543
                                                                --------     --------    ---------
         Total  . . . . . . . . . . . . . . . . . . . . .       $ 12,120     $ 15,208    $  24,209
                                                                ========     ========    =========
Net income (loss):
    Pool Arabia, Ltd.   . . . . . . . . . . . . . . . . .       $(3,586)     $  (536)    $   1,640
    Pool Arctic Alaska (b)  . . . . . . . . . . . . . . .             -            -         1,903
    Antah Drilling Sdn. Bhd. (c)    . . . . . . . . . . .           (50)        (210)          386
    Pool Santana, Limited (d)   . . . . . . . . . . . . .            89          927           853
    Intairdril Oman L.L.C.  . . . . . . . . . . . . . . .           (30)        (392)          (57)
                                                                -------      -------     ---------
         Total  . . . . . . . . . . . . . . . . . . . . .       $(3,577)     $  (211)    $   4,725
                                                                =======      =======     =========

---------
(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).
(b) In September 1994, the Company acquired the 60.7% interest not already owned by the Company in Pool Arctic Alaska, a partnership. The results of Pool Arctic Alaska have been included in the accompanying consolidated financial statements since the date of such acquisition (see Note 3).
(c) In October 1996, the Company acquired the 51% interest not already owned by the Company in Antah Drilling. Antah Drilling's results have been included in the accompanying financial statements since the date of such acquisition (see Note 3).
(d) In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana, Limited, a Trinidad corporation, the assets of which consisted primarily of a platform workover rig and its related equipment which were subsequently transferred to the Company's Gulf of Mexico operation.

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

                                                                               AS OF DECEMBER 31
                                                                             ---------------------
                                                                               1996         1995
                                                                             --------    ---------
Combined Balance Sheet Data of Unconsolidated Affiliates:
    Current assets    . . . . . . . . . . . . . . . . . . . . . . . . .      $ 29,277    $  19,229
    Noncurrent assets   . . . . . . . . . . . . . . . . . . . . . . . .        39,342       88,197
                                                                             --------    ---------

         Total assets   . . . . . . . . . . . . . . . . . . . . . . . .        68,619      107,426
                                                                             --------    ---------
    Current liabilities   . . . . . . . . . . . . . . . . . . . . . . .         4,752       18,046
    Noncurrent liabilities    . . . . . . . . . . . . . . . . . . . . .        42,562       56,876
                                                                             --------    ---------

         Total liabilities  . . . . . . . . . . . . . . . . . . . . . .        47,314       74,922
                                                                             --------    ---------

    Net assets of unconsolidated affiliates   . . . . . . . . . . . . .      $ 21,305    $  32,504
                                                                             ========    =========


Investment in and Noncurrent Receivables from Unconsolidated Affiliates:
    The Company's portion of net assets   . . . . . . . . . . . . . . .      $ 10,852    $  16,414
    Differences between affiliates' bases and Company's carrying value        (12,408)     (15,567)
    Long-term advances    . . . . . . . . . . . . . . . . . . . . . . .        19,334       19,396
                                                                             --------    ---------

    Equity in net assets    . . . . . . . . . . . . . . . . . . . . . .        17,778       20,243
    Noncurrent receivables    . . . . . . . . . . . . . . . . . . . . .         1,326        5,758
                                                                             --------    ---------

         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 19,104    $  26,001
                                                                             ========    =========


                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1996         1995         1994
                                                                --------     --------    ---------
Earnings Attributable to Unconsolidated Affiliates:
    The Company's portion of net income (loss)  . . . . .       $ (1,825)    $   (114)    $  2,163
    Adjustment to reconcile differences between affiliates'
      bases and Company's carrying value    . . . . . . .          4,046        3,009        2,892
                                                                --------     --------    ---------

    Equity in income    . . . . . . . . . . . . . . . . .          2,221        2,895        5,055
    Other income (expense)    . . . . . . . . . . . . . .             23           60          (39)
                                                                --------     --------    ---------

         Total  . . . . . . . . . . . . . . . . . . . . .       $  2,244     $  2,955    $   5,016
                                                                ========     ========    =========

    At December 31, 1996, the Company's investment in unconsolidated affiliates included $7.0 million of net undistributed earnings of the affiliates. Pool Arabia, Ltd. is party to an agreement which contains a covenant restricting the ability to distribute, by dividend or otherwise, its earnings to the Company. The Company received dividends from unconsolidated affiliates of $1.7 million in 1996, $2.9 million in 1995 and $2.9 million in 1994.

    In management's opinion, the Company has no significant exposure from currency restrictions on its foreign subsidiaries and affiliates (see Note 1).

                            POOL ENERGY SERVICES CO.

10.      SUPPLEMENTAL FINANCIAL INFORMATION

                                                                          AS OF DECEMBER 31
                                                                    ------------------------------
                                                                         1996            1995
                                                                    -------------    -------------
BALANCE SHEET ITEMS:

Property, plant and equipment comprised the following:

Rigs and related equipment  . . . . . . . . . . . . . . . . .       $     256,420    $     180,240
Transportation equipment  . . . . . . . . . . . . . . . . . .               5,302            4,955
Other machinery and equipment   . . . . . . . . . . . . . . .               5,953            4,803
Land and buildings  . . . . . . . . . . . . . . . . . . . . .               7,765            6,587
Leasehold improvements  . . . . . . . . . . . . . . . . . . .               2,463            2,300
Furniture and office equipment  . . . . . . . . . . . . . . .               2,699            2,221
                                                                    -------------    -------------

    Total   . . . . . . . . . . . . . . . . . . . . . . . . .             280,602          201,106
Less - Accumulated depreciation   . . . . . . . . . . . . . .              91,477           77,082
                                                                    -------------    -------------

    Property, plant and equipment -  net    . . . . . . . . .       $     189,125    $     124,024
                                                                    =============    =============


Accrued liabilities are summarized below:

Accrued compensation and benefits   . . . . . . . . . . . . .       $      18,934    $      10,386
Deferred rig mobilization   . . . . . . . . . . . . . . . . .               3,155              225
Personal injury and property damage claims  . . . . . . . . .                 925            1,648
Other accruals  . . . . . . . . . . . . . . . . . . . . . . .               6,491            7,356
                                                                    -------------    -------------

    Total   . . . . . . . . . . . . . . . . . . . . . . . . .       $      29,505    $      19,615
                                                                    =============    =============


Other liabilities (noncurrent) are summarized below:

Accrued rental cost of underutilized facilities   . . . . . .       $      24,476    $      25,750
Personal injury and property damage claims - noncurrent   . .               9,436            9,660
Deferred rig mobilization   . . . . . . . . . . . . . . . . .               5,055                -
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,069            7,729
                                                                    -------------    -------------

    Total   . . . . . . . . . . . . . . . . . . . . . . . . .       $      46,036    $      43,139
                                                                    =============    =============

                            POOL ENERGY SERVICES CO.

                                                                                 FOR THE YEAR ENDED DECEMBER 31
                                                                               ----------------------------------
                                                                                  1996         1995         1994
                                                                               ----------  -----------    --------
INCOME STATEMENT ITEMS:

Revenues:
    Domestic onshore
         Central division well-servicing  . . . . . . . . . . . . . . . . .    $   91,304   $  86,880     $ 84,988
         California division well-servicing   . . . . . . . . . . . . . . .        71,519      52,511       24,471
         Production services  . . . . . . . . . . . . . . . . . . . . . . .        44,459      43,221       42,067
    Gulf of Mexico offshore workover and drilling   . . . . . . . . . . . .        58,545      37,415       36,020
    International workover and drilling   . . . . . . . . . . . . . . . . .        42,191      23,579       19,866
    Alaska workover and drilling    . . . . . . . . . . . . . . . . . . . .        24,633      20,427        9,940
    Other services    . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,907      13,272       11,823
                                                                               ----------   ---------     --------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  348,558   $ 277,305     $229,175
                                                                               ==========   =========     ========
Operating expenses included:
    Provision (credit) for uncollectible accounts   . . . . . . . . . . . .    $     (551)  $     765     $    (59)
                                                                               ==========   =========     ========


Other income (expense) - net:

    Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    1,302   $     435     $    418
    Gain (loss) on disposal of assets   . . . . . . . . . . . . . . . . . .         1,015       1,164          359
    Settlement related to sale of Libya assets    . . . . . . . . . . . . .             -           -          500
    Foreign currency gain (loss)    . . . . . . . . . . . . . . . . . . . .          (191)       (285)         (72)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (31)        (25)          (3)
                                                                               ----------   ---------     --------
             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,095   $   1,289     $  1,202
                                                                               ==========   ==========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Federal, state and foreign income tax payments (refunds), net   . . . . . .    $    2,499   $     138     $    150
Interest payments, net of amounts capitalized, to third parties . . . . . .         2,744       1,458          100

Net changes in the components of operating working capital
  were as follows:
    Receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (12,472)  $   5,653     $ (3,080)
    Accounts receivable from affiliates   . . . . . . . . . . . . . . . . .          (604)     (1,587)        (468)
    Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            72         (38)        (612)
    Other current assets    . . . . . . . . . . . . . . . . . . . . . . . .          (127)        123          (10)
    Trade accounts payable and accrued liabilities    . . . . . . . . . . .         1,288       5,295        3,419
    Accrued taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,124      (2,198)         585
                                                                               ----------   ---------     --------

             Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (10,719)  $   7,248     $   (166)
                                                                               ==========   =========     ========

                           POOL ENERGY SERVICES CO.

Expenditures for acquisitions, including acquisition costs, less cash acquired:

                                                                         1996         1995         1994
                                                                      -----------  ----------   ---------
    Fair value of assets acquired   . . . . . . . . . . . . . .       $    56,881  $   37,808   $  13,761
    Long-term notes issued    . . . . . . . . . . . . . . . . .                 -     (11,500)          -
    Company's common stock issued   . . . . . . . . . . . . . .                 -      (4,200)          -
    Liabilities assumed   . . . . . . . . . . . . . . . . . . .           (33,756)    (18,023)     (1,621)
                                                                      -----------  ----------   ---------
    Cash paid, including acquisition related expenditures   . .            23,125       4,085      12,140
    Less:  cash acquired    . . . . . . . . . . . . . . . . . .               759         654         890
                                                                      -----------  ----------   ---------
    Net cash used for acquisitions    . . . . . . . . . . . . .       $    22,366  $    3,431   $  11,250
                                                                      ===========  ==========   =========

    The Company also reclassified its investment in Pool Arctic Alaska in 1994 of $10.9 million and in Antah Drilling and Pool Santana in 1996 of $1.6 million and $1.5 million, respectively, to their related assets and liabilities at the time of each acquisition (see Note 3).

    In December 1993, the Company entered into agreements with a leasing company to sell for $7.0 million and lease back three offshore jackup rigs which the Company had recently purchased from a third party; the sales proceeds were received in January 1994 (see Note 6).

                            POOL ENERGY SERVICES CO.

BUSINESS BY GEOGRAPHIC AREA:

    The following table sets forth certain financial data of the Company by geographic area:

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                         -----------------------------------------
                                                             1996           1995          1994
                                                         -----------    -----------    -----------
Revenues:

    United States   . . . . . . . . . . . . . . . .      $   304,406    $   252,056    $   206,301
    Europe and Africa   . . . . . . . . . . . . . .              799          1,865            897
    Middle East   . . . . . . . . . . . . . . . . .            9,074          7,873          3,976
    Asia    . . . . . . . . . . . . . . . . . . . .            1,158              -              -
    Australia   . . . . . . . . . . . . . . . . . .           10,529          2,248              -
    South America   . . . . . . . . . . . . . . . .           22,592         13,263         18,001
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $   348,558    $   277,305    $   229,175
                                                         ===========    ===========    ===========


Earnings Attributable to Unconsolidated Affiliates:

    United States   . . . . . . . . . . . . . . . .      $         -    $         -    $       521
    Middle East   . . . . . . . . . . . . . . . . .            1,669          2,163          3,688
    Asia    . . . . . . . . . . . . . . . . . . . .              523            271            146
    South America   . . . . . . . . . . . . . . . .               52            521            661
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $     2,244    $     2,955    $     5,016
                                                         ===========    ===========    ===========


Operating Income (Loss) (a):

    United States   . . . . . . . . . . . . . . . .      $     9,563    $     1,105    $   (29,347) (b)
    Europe and Africa   . . . . . . . . . . . . . .             (402)          (430)          (140)
    Middle East   . . . . . . . . . . . . . . . . .            1,522            928          1,294
    Asia    . . . . . . . . . . . . . . . . . . . .              326             (2)           (50)
    Australia   . . . . . . . . . . . . . . . . . .            2,937            902              -
    South America   . . . . . . . . . . . . . . . .            1,569            177          1,168
                                                         -----------    -----------    -----------
         Total  . . . . . . . . . . . . . . . . . .      $    15,515    $     2,680    $   (27,075)
                                                         ===========    ===========    ===========


Income (Loss) Before Income Taxes and Minority Interest:

    United States   . . . . . . . . . . . . . . . .      $     9,423    $       513    $   (27,075) (b)
    Europe and Africa   . . . . . . . . . . . . . .             (388)          (441)           (79)
    Middle East   . . . . . . . . . . . . . . . . .            3,230          3,279          4,103
    Asia    . . . . . . . . . . . . . . . . . . . .              853            269             96
    Australia   . . . . . . . . . . . . . . . . . .            2,234            891              -
    South America   . . . . . . . . . . . . . . . .            1,709            602          1,845
                                                         -----------    -----------    -----------
         Total  . . . . . . . . . . . . . . . . . .      $    17,061    $     5,113    $   (21,110)
                                                         ===========    ===========    ===========

-----------------
(a) Operating income (loss) is revenues less related costs and expenses; it excludes earnings attributable to unconsolidated affiliates.
(b) A provision for leasehold impairment of $23.6 million was recorded in 1994 to offset all future lease expense, net of anticipated sublease income, related to the facility in San Angelo, Texas. See Note 6.

                            POOL ENERGY SERVICES CO.

                                                                     AS OF DECEMBER 31
                                                         -----------------------------------------
                                                             1996           1995          1994
                                                         -----------    -----------    -----------
Identifiable Assets:
    United States   . . . . . . . . . . . . . . . .      $   222,656    $   183,850    $   149,058
    Europe and Africa   . . . . . . . . . . . . . .            1,691          2,003          3,507
    Middle East   . . . . . . . . . . . . . . . . .           28,065         26,655         29,050
    Asia    . . . . . . . . . . . . . . . . . . . .            6,062          8,035          6,313
    Australia   . . . . . . . . . . . . . . . . . .           46,769          8,334              -
    South America   . . . . . . . . . . . . . . . .           35,974         19,566         21,890
                                                         -----------    -----------    -----------
         Total  . . . . . . . . . . . . . . . . . .      $   341,217    $   248,443    $   209,818
                                                         ===========    ===========    ===========


11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for 1996 and 1995.

                                                      4TH              3RD               2ND           1ST
                                                    QUARTER          QUARTER            QUARTER      QUARTER
                                                    -------         ---------          --------      -------
                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
1996:
  Revenues    . . . . . . . . . . . . . . . . . .  $  99,910        $  83,978       $    82,988      $ 81,682
  Earnings Attributable to Unconsolidated
    Affiliates    . . . . . . . . . . . . . . . .        334              728               524           658
  Gross Profit (a)    . . . . . . . . . . . . . .     25,450           19,910            18,991        18,759
  Income Before Income Taxes and
    Minority Interest   . . . . . . . . . . . . .      6,965            3,992             3,377         2,727
  Net Income    . . . . . . . . . . . . . . . . .      3,798            2,586             1,833         1,423
  Earnings Per Share of Common Stock  . . . . . .  $     .20        $     .14       $       .13      $    .10

1995:
  Revenues    . . . . . . . . . . . . . . . . . .  $  75,131        $  75,515       $    63,805      $ 62,854
  Earnings Attributable to Unconsolidated
    Affiliates    . . . . . . . . . . . . . . . .        785              752               643           775
  Gross Profit (a)    . . . . . . . . . . . . . .     17,703           15,963            15,069        12,451
  Income Before Income Taxes    . . . . . . . . .      2,746            1,001             1,282 (b)        84
  Net Income    . . . . . . . . . . . . . . . . .      1,718              644               555 (b)       215
  Earnings Per Share of Common Stock  . . . . . .  $     .12        $     .05       $       .04 (b)  $    .02


------------

(a) Gross profit is computed as consolidated revenues plus earnings attributable to unconsolidated affiliates, less operating expenses (which excludes selling, general and administrative expenses, depreciation and amortization and acquisition related costs).
(b) Includes GPC acquisition related costs of $0.6 million pretax ($0.4 million, or $.03 per share after-tax). See Note 3.

                          INDEPENDENT AUDITORS' REPORT

Pool Arabia, Ltd.:

      We have audited the accompanying balance sheets of Pool Arabia, Ltd. (the "Company") as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Houston, Texas
January 31, 1997

                              POOL ARABIA, LTD.

                           STATEMENTS OF OPERATIONS

                                (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31
                                                        --------------------------------
                                                          1996        1995        1994
                                                        --------    --------    --------
Revenues:
   Well servicing and drilling fees .................   $ 29,238    $ 28,150    $ 36,092
   Other ............................................       --          --           189
                                                        --------    --------    --------
                Total revenues ......................     29,238      28,150      36,281
                                                        --------    --------    --------

Costs and Expenses:
   Well servicing and drilling:
      Salaries, wages and employee benefits .........     10,981       9,925      11,735
      Depreciation ..................................      6,450       6,465       7,372
      Maintenance, repairs and operating supplies ...      6,141       4,718       6,105
      Other .........................................      2,924       3,401       4,858
                                                        --------    --------    --------
                Total well servicing and drilling ...     26,496      24,509      30,070
   General and administrative .......................        888         917       1,185
                                                        --------    --------    --------
                Total costs and expenses ............     27,384      25,426      31,255
                                                        --------    --------    --------


Operating Income ....................................      1,854       2,724       5,026
Interest Expense ....................................      3,028       3,369       2,693
Loss on Disposal of Rigs ............................      2,332        --          --
Other Expense (Income) - Net ........................        (11)       (169)         29
                                                        --------    --------    --------

Income (Loss) Before Zakat and Income Taxes .........     (3,495)       (476)      2,304
Zakat ...............................................         42        --          --
Saudi Arabian Income Taxes:
     Current provision - net ........................        894        --           442
     Deferred tax provision (credit) ................       (845)         60         222
                                                        --------    --------    --------
                  Total .............................         49          60         664
                                                        --------    --------    --------

Net Income (Loss) ...................................   $ (3,586)   $   (536)   $  1,640
                                                        ========    ========    ========


                       See Notes to Financial Statements.

                              POOL ARABIA, LTD.

                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31
                                                                         --------------------------------
                                                                           1996        1995        1994
                                                                         --------    --------    --------
Operating Activities:
   Net Income (Loss) .................................................   $ (3,586)   $   (536)   $  1,640
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation ...................................................      6,450       6,465       7,372
      Deferred Saudi Arabian income tax provision (credit) ...........       (845)         60         222
      (Gain) loss on disposal of property and equipment ..............      2,321        (152)        (90)
      Changes in:
         Accounts receivable .........................................     (3,327)      4,087        (487)
         Inventory ...................................................          1         475        (312)
         Prepayments and other current assets ........................        (53)         (1)         24
         Retentions receivable - noncurrent ..........................       (418)     (1,964)       (528)
         Accounts payable ............................................        514         (78)         (2)
         Accrued salaries and wages ..................................         92        (121)         (2)
         Saudi Arabian income taxes payable ..........................        824        (493)       (560)
         Other accrued liabilities ...................................        270        (289)         44
         Deferred mobilization fees - net ............................       --          --          (103)
         Other liabilities ...........................................         98          41          67
                                                                         --------    --------    --------
                Net Cash Flows Provided by Operating Activities ......      2,341       7,494       7,285
                                                                         --------    --------    --------


Investing Activities:
   Purchases of property and equipment ...............................     (5,269)     (3,428)     (1,961)
   Net proceeds from disposal of property and equipment ..............     15,940         316         221
                                                                         --------    --------    --------
                Net Cash Flows Used in Investing Activities...........     10,671      (3,112)     (1,740)
                                                                         --------    --------    --------

Financing Activities:
   Repayment of long-term debt .......................................     (1,121)     (2,239)     (2,239)
   Dividends paid ....................................................       (168)     (2,131)     (3,767)
                                                                         --------    --------    --------
                Net Cash Flows Used in Financing Activities ..........     (1,289)     (4,370)     (6,006)
                                                                         --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents .................     11,723          12        (461)
Cash and Cash Equivalents at January 1, ..............................      2,912       2,900       3,361
                                                                         --------    --------    --------

Cash and Cash Equivalents at December 31, ............................   $ 14,635    $  2,912    $  2,900
                                                                         ========    ========    ========

                      See Notes to Financial Statements.

                               POOL ARABIA, LTD.

                                BALANCE SHEETS

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNT)

                                                                      DECEMBER 31
                                                                  ------------------
ASSETS                                                              1996      1995
                                                                  -------   -------
Current Assets:
   Cash and cash equivalents ..................................   $14,635   $ 2,912
   Accounts receivable - trade ................................     7,900     4,573
   Inventory - materials and supplies, at average cost ........     5,853     5,854
   Prepayments and other current assets .......................       202       149
                                                                  -------   -------
                Total current assets ..........................    28,590    13,488

Property and Equipment - Net ..................................    34,023    53,465

Retentions Receivable - Noncurrent ............................     5,063     4,645
                                                                  -------   -------

Total .........................................................   $67,676   $71,598
                                                                  =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ..........................   $  --     $ 1,121
   Accounts payable - principally trade .......................     1,247       733
   Accrued salaries and wages .................................       619       527
   Saudi Arabian income taxes payable .........................       910        86
   Other accrued liabilities ..................................     1,826     1,556
                                                                  -------   -------
                Total current liabilities .....................     4,602     4,023
                                                                  -------   -------

Other Liabilities:
   Note payable ...............................................    40,000    40,000
   Deferred Saudi Arabian income taxes ........................     1,761     2,606
   Other ......................................................       712       614
                                                                  -------   -------
                Total other liabilities .......................    42,473    43,220
                                                                  -------   -------

Shareholders' Equity:
   Share capital, par value Saudi riyals 3,000 per share;
      1,000 shares authorized, issued and outstanding .........       857       857
   Legal reserve ..............................................       429       429
   Retained earnings ..........................................    19,315    23,069
                                                                  -------   -------
                Total shareholders' equity ....................    20,601    24,355
                                                                  -------   -------

Total .........................................................   $67,676   $71,598
                                                                  =======   =======



                       See Notes to Financial Statements.

                               POOL ARABIA, LTD.

                         NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      All dollar amounts in the tabulations in the notes to the financial statements are in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.

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

      The primary business of the Company is operating workover and drilling rigs (onshore and offshore) under contracts with Saudi Arabian Oil Company ("Saudi Aramco") and with the Joint Operations of Kuwait Oil Company and Saudi Arabian Texaco, Inc. ("Joint Operations"). During 1996, 100% of revenues were earned from Saudi Aramco (1995 - 98%; 1994 - 86%). No revenues were earned from the Joint Operations during 1996 (1995 - 2%; 1994 - 14%).

      Foreign Currency Translation - The Company's functional currency is the United States dollar. Transactions denominated in foreign currencies are translated into United States dollars at exchange rates prevailing at the dates of such transactions. Assets and liabilities denominated in foreign currencies are translated into United States dollars at exchange rates prevailing on the balance sheet date. Translation gains (losses) resulting from changes in exchange rates are credited (charged) to income in the current period. The net amount of such gains (losses) during each of the three years in the period ended December 31, 1996 was not significant.

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

                               POOL ARABIA, LTD.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Since adoption of this statement no impairment losses have been recognized.

      Revenue Recognition - The Company generally recognizes revenue when services are rendered. Mobilization fees received from customers net of mobilization costs are deferred. Deferred mobilization fees - net are amortized over the terms of the related contracts.

      Deferred Saudi Arabian Income Taxes - The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. These temporary differences are principally due to differences in depreciation methods used for financial reporting and tax purposes. See also Note 7.

      Cash Flows - During each of the three years in the period ended December 31, 1996, the Company paid interest charges and income taxes and zakat as follows:


                                                   INTEREST        INCOME TAXES
                                                   CHARGES           AND ZAKAT
                                                 -----------       ------------

1996 .........................................   $ 3,155            $  114
1995 .........................................     3,613               507
1994 .........................................     2,610             1,068



      Cash Equivalents - Time deposits with less than a three-month maturity when purchased are considered cash equivalents and are included in cash and cash equivalents.

      Fair Values of Financial Instruments - The Company estimates the fair values of its financial instruments, which consist of variable rate debt and short-term items, to approximate the related carrying values.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               POOL ARABIA, LTD.

2.    SHAREHOLDERS' EQUITY

      The following is a summary of transactions affecting shareholders' equity for the last three fiscal years.

                                     SHARE       LEGAL    RETAINED
                                    CAPITAL     RESERVE   EARNINGS
                                    --------   --------   --------
BALANCE, JANUARY 1, 1994 .......... $    857   $    429   $ 27,863
Net income ........................     --         --        1,640
Dividends .........................     --         --       (3,767)
                                    --------   --------   --------

BALANCE, DECEMBER 31, 1994 ........      857        429     25,736
Net loss ..........................     --         --         (536)
Dividends .........................     --         --       (2,131)
                                    --------   --------   --------

BALANCE, DECEMBER 31, 1995 ........      857        429     23,069
Net loss ..........................     --         --       (3,586)
Dividends .........................     --         --         (168)
                                    --------   --------   --------

BALANCE, DECEMBER 31, 1996 ........ $    857   $    429   $ 19,315
                                    ========   ========   ========






3.    ACCOUNTS RECEIVABLE

      Accounts receivable - trade at December 31, 1996 include current retentions of $2.4 million (1995 - $1.9 million), which represent withholdings from periodic contract billings.

4.    PROPERTY AND EQUIPMENT

      Property and equipment - net at December 31 was comprised of:


                                               1996         1995
                                            ---------    ---------

Drilling and workover rigs ...............  $ 104,852    $ 136,700
Buildings, camps and improvements ........      8,775        8,345
Vehicles .................................     10,557        9,650
Furniture and fixtures ...................        306          306
Work in progress .........................        475         --
                                            ---------    ---------

Total ....................................    124,965      155,001

Less accumulated depreciation ............    (90,942)    (101,536)
                                            ---------    ---------

Property and equipment - net .............  $  34,023    $  53,465
                                            =========    =========


      As explained in Note 1, rigs and related equipment are depreciated using a service life method which results in suspension of depreciation on temporarily idle rigs and related equipment during periods of nonutilization. During 1993, the Company commenced recording depreciation on temporarily idle rigs and

                               POOL ARABIA, LTD.

equipment at the rate of approximately one-quarter of the normal in-service depreciation rate in order to recognize an estimated reduction in the remaining useful lives of such assets. At December 31, 1996, property and equipment includes temporarily idle rigs and equipment with a cost of $17.9 million (1995
- $64.8 million) and net book value of $7.2 million (1995 - $29.2 million).

      During 1996 the Company sold two of its idle rigs, which had a total net book value of $18.3 million, for $16.0 million resulting in a loss of $2.3 million. Such loss is included in the accompanying 1996 statement of operations.

5.    SHORT-TERM CREDIT FACILITIES

      At December 31, 1996 the Company had short-term credit and guarantee facilities totaling Saudi riyals 29 million (equivalent to $7.7 million) out of which Saudi riyals 13 million (equivalent to $3.6 million) were utilized for issuance of bank guarantees (see Note 11). Short-term borrowings under these facilities bear interest principally at the Saudi Interbank Offer Rate plus 0.75% or 1%. The commitment fee payable on these facilities is not significant.

      The credit facility agreement with the bank places restrictions on any dividend distributions and any repayment of advances from the shareholders. In 1996, 1995 and 1994, the Company obtained waivers of these restrictions in order to repay advances from shareholders and to pay dividends.

6.    LONG-TERM DEBT AND NOTE PAYABLE

      Long-term debt at December 31, 1995 was collateralized by a standby letter of credit from Pool and a guarantee by Petroserv in proportions equivalent to their respective shareholdings. Certain contract revenues were also assigned as collateral for the loan. Semi-annually, the Company could elect the denomination of the loan as either United States dollars or Saudi riyals. At December 31, 1995 the Company had elected Saudi riyals. The outstanding balance of the loan at December 31, 1995 was repaid in 1996. The loan agreement required interest charges ranging from 3/16% to 7/8% over the London or Riyadh Interbank Offer Rates.

      The loan agreement placed restrictions on any dividend distributions and any repayment of advances from shareholders. In 1996, 1995 and 1994, the Company obtained waivers of these restrictions in order to repay advances from shareholders and to pay dividends.

      During 1993, the Company borrowed Saudi riyals 150 million ($40 million) from a bank in Bahrain under a demand note. The note bears interest at a variable rate, which was 7.5% per annum at December 31, 1996. The Company does not expect the bank to require repayment within the next year, nor does the Company intend to repay any of the outstanding principal in 1997. In addition, the Company's shareholders have agreed that if the bank called the note, any repayment would be effected through an increase in shareholders' contributions.

7.    SAUDI ARABIAN INCOME TAXES AND ZAKAT

      The Company provides for Saudi Arabian income taxes on the portion of income attributable to Pool and for zakat, which is attributable to Petroserv. For purposes of determining the distributable share of retained earnings, these amounts are charged against the retained earnings of the individual shareholders.

                               POOL ARABIA, LTD.

      The Company has received assessments from the Department of Zakat and Income Tax (DZIT) for additional taxes and zakat totaling Saudi riyals 13.4 million (equivalent to $3.6 million) related to the years 1980 through 1994 which are summarized as follows:



Income taxes and related delay penalties ...............        $3,196
Zakat ..................................................           203
Capital gains tax related to an ownership change in 1981           168
                                                                ------
Total ..................................................        $3,567
                                                                ======

      The Company has appealed the assessments. Management is unable to determine the ultimate liability, if any, which may result from these assessments; accordingly, no provision for any liability which may result from the assessments has been made in the accompanying financial statements.

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

10.   RELATED PARTY TRANSACTIONS

      Significant related party transactions were as follows:

      a) $5.8 million of property, equipment and inventory was acquired in 1996 from affiliates (1995 - $4.0 million; 1994 - $4.2 million).

      b) $0.7 million of costs and expenses was charged in 1996 by affiliates (1995 - $0.6 million; 1994 - $1.7 million).

      Accounts payable at December 31, 1996 include $0.6 million due to related parties (1995 - $0.3 million).

                               POOL ARABIA, LTD.

11.   CONTINGENCIES

      At December 31, 1996, the Company had outstanding bank guarantees of $3.6 million issued in connection with its contracts (1995 - $2.0 million). See also Note 7 related to income tax contingencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEMS 10-13.

    Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of December 31, 1996.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1  FINANCIAL STATEMENTS


    Included in Part II of this report:
                                                                            PAGE
                                                                            ----

    Pool Energy Services Co.:
         Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   25
         Statements of Consolidated Operations for Each of the Three Years
            in the Period Ended December 31, 1996 . . . . . . . . . . . . .   26
         Statements of Consolidated Cash Flows for Each of the Three Years
            in the Period Ended December 31, 1996  . . . . . . . . . .. . .   27
         Consolidated Balance Sheets at December 31, 1996 and 1995  . . . .   28
         Notes to Consolidated Financial Statements . . . . . . . . . . . .   29

    Pool Arabia, Ltd.:
         Independent Auditors' Report . . . . . . . . . . . . . . . . . . .   56
         Statements of Operations for Each of the Three Years in the Period
            Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . .   57
         Statements of Cash Flows for Each of the Three Years in the Period
            Ended December 31, 1996 . . . . . . . . . . . . . . . . . . . .   58
         Balance Sheets at December 31, 1996 and 1995 . . . . . . . . . . .   59
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . .   60

(a)-2  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

    Pool Energy Services Co.:
    Consolidated Supplementary Financial Statement Schedules As of and for Each
         of the Three Years Ended December 31, 1996:
            II - Consolidated Valuation and Qualifying Accounts . . . . . .   72


                                                                            PAGE
                                                                            ----
    Pool Arabia, Ltd.:
    Supplementary Financial Statement Schedules As of and for Each of the
      Three Years Ended December 31, 1996:
            II - Valuation Accounts . . . . . . . . . . . . . . . . . . . .   73

    The supplemental schedules other than those listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.


(a)-3  EXHIBITS

EXHIBIT NO.                        DOCUMENT
-----------                        --------
 3.1          -  Articles of Incorporation of the Company, as amended
                 (incorporated by reference  to Exhibit 3.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1996, Commission File No. 0-18437)
 3.2          -  Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994,
                 Commission File No. 0-18437)
 4.1          -  Rights Agreement dated as of June 7, 1994 between  Pool Energy
                 Services Co. and The First National Bank of Boston, as Rights
                 Agent, which includes as Exhibit A the form of Rights
                 Certificate and as Exhibit B the form of Summary of Rights to
                 Purchase Shares (incorporated by reference to Exhibit 1 to the
                 Company's Current Report on Form 8-K dated June 7, 1994,
                 Commission File No. 0-18437)
10.1          -  Contingent Support Agreement (incorporated by reference to
                 Exhibit 10.2.1 to the Company's Registration Statement on Form
                 S-1 No. 33-33726)
10.1.1        -  Amendment to Contingent Support Agreement (incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-K for the
                 year ended December 31, 1990, Commission File No. 0-18437)
10.2          -  Sublease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 33-
                 25535)
10.2.1        -  First Amendment to Sublease Agreement (incorporated by
                 reference to Exhibit 10.3.1 to the Company's Registration
                 Statement on Form S-1 No. 33-36622)
10.2.2        -  Second Amendment to Sublease Agreement (incorporated by reference to Exhibit 10.3.2 to the Company's Form 10-K for the
                 year ended December  31, 1992, Commission File No. 0-18437)
10.3(*)       -  Pool Energy Services Co. Stock Option Plan (incorporated by reference to Exhibit 10.4.1 to the Company's Registration
                 Statement on Form S-1 No. 33-36622)
10.4          -  Credit Agreement between Pool Company and NCNB Texas National
                 Bank, N.A. (incorporated by reference to Exhibit 10.7 to the
                 Company's Registration Statement on Form S-1 No. 33-33726)
10.4.1        -  First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.1 to the Company's Form 10-K for the year
                 ended December 31, 1990, Commission File No. 0-18437)

EXHIBIT NO.                                DOCUMENT
-----------                                --------
10.4.2        -  Waiver under Credit Agreement (incorporated by reference to
                 Exhibit 10.6.2 to the Company's Form 10-K for the year ended
                 December 31, 1990, Commission File No. 0-18437)
10.4.3        -  Second Amendment to Credit Agreement (incorporated by
                 reference to Exhibit 10.6.3 to the Company's Form 10-K for the
                 year ended  December  31,  1991,  Commission  File  No.  0-
                 18437)
10.4.4        -  Third Amendment to Credit Agreement dated July 31, 1992
                 (incorporated by reference to Exhibit 10.6.4 to the Company's
                 Registration Statement on Form S-1 No. 33-53860)
10.4.5        -  Fourth Amendment to Credit Agreement dated August 4, 1993
                 (incorporated by reference to Exhibit 10.6.5 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1993, Commission File No. 0-18437)
10.5          -  $30 million Restated Credit Agreement dated as of August 15,
                 1994 between Pool Company and NationsBank of Texas, N.A., as
                 Agent (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended
                 September 30, 1994, Commission File No. 0-18437)
10.5.1        -  First Amendment to 1994 Restated Credit Agreement dated
                 February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, Commission File No. 0-18437)
10.5.2        -  Second Amendment to 1994 Restated Credit Agreement dated April
                 21, 1995 (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the period ended
                 March 31, 1995, Commission File No. 0-18437)
10.5.3        -  Third Amendment and Waiver to 1994 Restated Credit Agreement,
                 and First Amendment and Waiver to 1995 Term Loan Agreement
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1995, Commission File No. 0-18437)
10.5.4        -  Fourth Amendment to 1994 Restated Credit Agreement
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1995, Commission File No. 0-18437)
10.6          -  Term Loan Agreement among Pool Company, NationsBank of Texas,
                 N.A. and Certain Lenders dated April 21, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
                 Form 10-Q for the period ended March 31, 1995, Commission File
                 No. 0-18437)
10.7(*)       -  Pool Energy Services Co. 1991 Directors Stock Option Plan
                 (incorporated by reference to Exhibit 10.6.2 to the Company's
                 Registration Statement on Form S-8 No. 33-50844)
10.8          -  Sublease Agreement dated March 15, 1983 between Pool Company and Sanan Leasing Corporation (incorporated by reference to
                 Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q
                 for the period ended September 30, 1992, Commission File No.
                 0-18437)
10.9(*)       -  Supplemental Executive Retirement Plan of Pool Company, as
                 amended (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended
                 June 30, 1993, Commission File No. 0-18437)
10.9.1(*) (**)-  Amended and Restated Supplementary Executive Retirement Plan
                 of Pool Company
10.10         -  Agreement in Relation to Bareboat Charter (Pool Ranger IV)
                 dated December 30, 1993 between Pool Company and Nationsbanc
                 Leasing Corporation of North Carolina (incorporated by
                 reference to Exhibit 10.13 to the Company's Form 10-K for the
                 year ended December 31, 1993, Commission File No. 0-18437)

EXHIBIT NO.                                  DOCUMENT
-----------                                  --------
10.11         -  Agreement in Relation to Bareboat Charter (Pool Ranger V)
                 dated December 30, 1993 between Pool Company and Nationsbanc
                 Leasing Corporation of North Carolina (incorporated by
                 reference to Exhibit 10.14 to the Company's Form 10-K for the
                 year ended December 31, 1993, Commission File No. 0-18437)
10.12         -  Agreement in Relation to Bareboat Charter (Pool Ranger  VI)
                 dated December 30, 1993 between Pool Company and Nationsbanc
                 Leasing Corporation of North Carolina (incorporated by
                 reference to Exhibit 10.15 to the Company's Form 10-K for the
                 year ended December 31, 1993, Commission File No. 0-18437)
10.13(*)      -  Pool Energy Services Co. 1993 Employee Stock Incentive Plan
                 (incorporated by reference to Exhibit 10.16 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1994, Commission File No. 0-18437)
10.14(*)      -  Change in Control Agreement, as amended, between the Company and J. T. Jongebloed (incorporated by reference to Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the
                 period ended June 30, 1994, Commission File No. 0-18437)
10.15(*)      -  Change in Control Agreement, as amended, between the Company and E. J. Spillard (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.16(*)      -  Change in Control Agreement, as amended, between the Company and W. J Myers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.17(*)      -  Change in Control Agreement, as amended, between the Company and R. G. Hale (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.18(*)      -  Change in Control Agreement, as amended, between the Company and G. G. Arms (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.19(*)      -  Change in Control Agreement, as amended, between the Company and L. E. Dupre (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.20(*)      -  Pool Energy Services Co. 1995 Management Bonus Plan - Senior
                 Executive Level (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994,
                 Commission File No. 0-18437)
10.21         -  Stock Purchase Agreement dated June 13, 1995 by and among
                 Robert D. Hillman, Barbara A. Hillman, Richard H. Hillman,
                 Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and
                 Pool Energy Services Co. (incorporated by reference to Exhibit
                 2.1 to the Company's Current Report on Form 8-K (Date of
                 Event: June 13, 1995) dated June 27, 1995, Commission File No.
                 0-18437)
10.22         -  Agreement regarding Deferred Payment of Purchase Price dated
                 June 13, 1995 by and among Robert D. Hillman, Barbara A.
                 Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden
                 Pacific Corp., Pool Company and Pool Energy Services Co.,
                 including Promissory Notes, and Exhibits B, C, D and F to such agreement (incorporated by reference to Exhibit 2.2 to the
                 Company's Current Report on Form 8-K (Date of Event: June 13,
                 1995) dated June 27, 1995, Commission File No. 0-18437)

EXHIBIT NO.                                  DOCUMENT
-----------                                  --------
10.23         -  Voting Agreement and Agreement Restricting Transfer dated June
                 13, 1995 by and among Robert D. Hillman, Barbara A. Hillman,
                 Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific
                 Corp., Pool Company and Pool Energy Services Co. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on
                 Form 8-K (Date of Event: June 13, 1995) dated June 27, 1995,
                 Commission File No. 0-18437)
10.24         -  Agreement dated September 28, 1994 between Pool Alaska, Inc.
                 and Arctic Alaska Drilling Company, Inc. (incorporated by
                 reference to Exhibit 10.2 to the Company's Quarterly Report on
                 Form 10-Q for the period ended September 30, 1994, Commission
                 File No. 0-18437)
10.25         -  $35 million Restated Revolving Credit Agreement dated as of
                 November 30, 1995 between Pool Company and NationsBank of
                 Texas, N.A., as Agent (incorporated by reference to Exhibit
                 10.26 to the Company's Form 10-K for the year ended December
                 31, 1995, Commission File No. 0-18437)
10.25.1       -  First Amendment and Waiver to $35 million Restated Revolving
                 Credit Agreement and $10 million Restated Term Loan Agreement
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Registration Statement on Form S-3 No. 333-5229)
10.25.2       -  First Amendment to ISDL Term Loan Agreement, Second Amendment
                 to Pool Company Restated Revolving Credit Agreement, and
                 Restated Term Loan Agreement (incorporated by reference to
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the period ended September 30, 1996, Commission File No.
                 0-18437)
10.25.3(**)   -  Second Amendment to ISDL Term Loan Agreement, Third Amendment
                 to Pool Company Restated Revolving Credit Agreement, and Third
                 Amendment to Pool Company Restated Term Loan Agreement
10.26         -  $6.5 million Term Loan Agreement dated as of November 30, 1995 between International Sea Drilling Ltd. and NationsBank of
                 Texas, N.A., as Agent (incorporated by reference to Exhibit
                 10.27 to the Company's Form 10-K for the year ended December
                 31, 1995, Commission File No. 0-18437)
10.27         -  $10 million Restated Term Loan Agreement dated as of November
                 30, 1995 between Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.28 to the
                 Company's Form 10-K for the year ended December 31, 1995,
                 Commission File No. 0-18437)
10.28(*)      -  Pool Energy Service Co. 1996 Management Bonus Plan - Senior
                 Executive Level (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 0-18437)
10.29(*)(**)  -  Pool Energy Service Co. 1996 Longterm Incentive Plan
                 (corrected version replacing Exhibit 10.3 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1996, Commission File No. 0-18437)
10.30(*)      -  Pool Energy Service Co. 1996 Directors' Stock Incentive Plan
                 (incorporated by reference to Exhibit 4.1 to the Company's
                 Registration Statement of Form S-8 No. 333-03159 filed with the commission on May 3, 1996)
10.30.1(*)    -  Form of Stock Option Agreement, Pool Energy Services Co. 1996
                 Directors' Stock Incentive Plan (incorporated by reference to
                 Exhibit 4.2 to the Company's Registration Statement on Form S-
                 8 No. 333-03159 filed with the commission on May 3, 1996)
10.31(**)     -  Loan Agreement between Antah Drilling Sdn. Bhd. and the
                 Hongkong and Shanghai Banking Corporation Limited

EXHIBIT NO.                                  DOCUMENT
-----------                                  --------
10.31.1(**)   -  Supplemental Agreement between Antah Drilling Sdn. Bhd. and the Hongkong and Shanghai Banking Corporation Limited
10.32(*)(**)  -  Pool Energy Services Co. 1997 Senior Executive Bonus Plan
21(**)        -  List of Subsidiaries
23(**)        -  Consent of Deloitte & Touche LLP
24(**)        -  Powers of Attorney
27(**)        -  Financial Data Schedule

--------------------
(*)   Management contract or compensatory plan or arrangement
(**)  Filed herewith

The schedules to Exhibits 10.25, 10.26 and 10.27 have been omitted. The Company hereby agrees to furnish supplementally to the Commission upon request copies of any such omitted schedules.

(b) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                                                     SCHEDULE II

                            POOL ENERGY SERVICES CO.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                               AS OF DECEMBER 31
                                 (IN THOUSANDS)

                                                         ADDITIONS
                                                   ---------------------
                                      BALANCE AT  CHARGED TO     CHARGED                          BALANCE
                                      BEGINNING   COSTS AND      TO OTHER     OTHER               AT END
                                       OF YEAR    EXPENSES       ACCOUNTS     CHANGES             of YEAR
                                     ----------   ----------     --------     -------             -------
Allowance for Doubtful Accounts:
    1996    . . . . . . . . . .       $   1,059    $    249     $     29     $  (102)  (a) (b)    $  1,235
    1995    . . . . . . . . . .           1,622       1,255          191      (2,009)  (a) (c)       1,059
    1994    . . . . . . . . . .           1,952         648           18        (996)  (a) (d)       1,622

Allowance for Inventory Shrinkage:
    1996    . . . . . . . . . .       $   1,585    $    341     $     34     $  (104)             $  1,856
    1995    . . . . . . . . . .           1,432         244            -         (91)                1,585
    1994    . . . . . . . . . .           2,996         304            -      (1,868)  (e)           1,432

Allowance for Doubtful Noncurrent
  Receivables:
    1996    . . . . . . . . . .       $   2,824    $      -     $      -     $(1,605)  (a) (f)    $  1,219
    1995    . . . . . . . . . .           3,667           -            -        (843)  (a) (g)       2,824
    1994    . . . . . . . . . .           4,153           -            -        (486)  (a) (h)       3,667

------------------------------
(a) Includes amounts reclassified between allowance for doubtful accounts and allowance for doubtful noncurrent receivables.
(b) Includes a reduction of $800 of allowance related to a revised estimate of the accounts receivable allowance.
(c) Includes a reduction of $490 of allowance related to a revised estimate of the accounts receivable allowance.
(d) Includes a reduction of $707 of allowance related to a revised estimate of the accounts receivable allowance.
(e) Includes $1,077 related to inventory written off and $589 related to inventory sold.
(f) Includes a reduction of $908 of allowance related to accounts receivable written off.
(g) Includes a reduction of $2,362 of allowance related to accounts receivable written off.
(h) Includes a reduction of $775 of allowance related to accounts receivable written off.

                                                                     SCHEDULE II
                              POOL ARABIA, LTD.

                              VALUATION ACCOUNTS

                              AS OF DECEMBER 31

                                (IN THOUSANDS)

                                                           CHARGED
                                           BALANCE AT      TO COST                             BALANCE
                                           BEGINNING         AND                     OTHER      AT END
            DESCRIPTION                    OF YEAR         EXPENSES   DEDUCTIONS    CHANGES    OF YEAR
------------------------------------    --------------    ---------   ----------    -------    -------

Allowance for Inventory Obsolescence:
1996                                       $334            $--          $--          $--         $334
                                           ----            ----         ----         ----        ----

1995                                       $334            $--          $--          $--         $334
                                           ----            ----         ----         ----        ----

1994                                       $334            $--          $--          $--         $334
                                           ----            ----         ----         ----        ----


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              By:         /s/ J. T. JONGEBLOED
                                 -----------------------------------------------
                                              J. T. Jongebloed
                                 Chairman, President and Chief Executive Officer




Dated:  March 12, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                 NAME AND
                 SIGNATURE                      TITLE                                   DATE
                 ---------                      -----                                   ----
                                                                                -----
      /S/      J. T. JONGEBLOED       Chairman, President and Chief                 }
    ------------------------------     Executive Officer                            }
               J. T. Jongebloed                                                     }
                                                                                    }
      /S/      E. J. SPILLARD         Senior Vice President, Finance                }
    ------------------------------     (principal financial officer)                }
               E. J. Spillard                                                       }
                                                                                    }
      /S/      B. G. GORDON           Controller (principal accounting              }
    ------------------------------     officer)                                     }
               B. G. Gordon                                                         }
                                                                                    }
               W. C. MCCORD           Director*                                     }
                                                                                    }
             WILLIAM H. MOBLEY        Director*                                     } March 12, 1997
                                                                                    }
            JOSEPH R. MUSOLINO        Director*                                     }
                                                                                    }
             GARY D. NICHOLSON        Director*                                     }
                                                                                    }
              JAMES L. PAYNE          Director*                                     }
                                                                                    }
             DONALD D. SYKORA         Director*                                     }
                                                                                    }
                                                                                    }
*By:  /s/    J. T. JONGEBLOED                                                       }
     ----------------------------------------                                       }
      (J. T. Jongebloed, as Attorney-In-Fact                                        }
      for each of the persons indicated )                                           }
                                                                                -----

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS


EXHIBIT NO.      DOCUMENT
-----------      --------
 3.1           -  Articles of Incorporation of the Company, as amended
                 (incorporated by reference  to Exhibit 3.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1996, Commission File No. 0-18437)
 3.2          -  Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994,
                 Commission File No. 0-18437)
 4.1          -  Rights Agreement dated as of June 7, 1994 between  Pool Energy
                 Services Co. and The First National Bank of Boston, as Rights
                 Agent, which includes as Exhibit A the form of Rights
                 Certificate and as Exhibit B the form of Summary of Rights to
                 Purchase Shares (incorporated by reference to Exhibit 1 to the
                 Company's Current Report on Form 8-K dated June 7, 1994,
                 Commission File No. 0-18437)
10.1          -  Contingent Support Agreement (incorporated by reference to
                 Exhibit 10.2.1 to the Company's Registration Statement on Form
                 S-1 No. 33-33726)
10.1.1        -  Amendment to Contingent Support Agreement (incorporated by reference to Exhibit 10.2.1 to the Company's Form 10-K for the
                 year ended December 31, 1990, Commission File No. 0-18437)
10.2          -  Sublease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 No. 33-
                 25535)
10.2.1        -  First Amendment to Sublease Agreement (incorporated by
                 reference to Exhibit 10.3.1 to the Company's Registration
                 Statement on Form S-1 No. 33-36622)
10.2.2        -  Second Amendment to Sublease Agreement (incorporated by reference to Exhibit 10.3.2 to the Company's Form 10-K for the
                 year ended December  31, 1992, Commission File No. 0-18437)
10.3(*)       -  Pool Energy Services Co. Stock Option Plan (incorporated by reference to Exhibit 10.4.1 to the Company's Registration
                 Statement on Form S-1 No. 33-36622)
10.4          -  Credit Agreement between Pool Company and NCNB Texas National
                 Bank, N.A. (incorporated by reference to Exhibit 10.7 to the
                 Company's Registration Statement on Form S-1 No. 33-33726)
10.4.1        -  First Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.1 to the Company's Form 10-K for the year
                 ended December 31, 1990, Commission File No. 0-18437)
10.4.2        -  Waiver under Credit Agreement (incorporated by reference to
                 Exhibit 10.6.2 to the Company's Form 10-K for the year ended
                 December 31, 1990, Commission File No. 0-18437)
10.4.3        -  Second Amendment to Credit Agreement (incorporated by
                 reference to Exhibit 10.6.3 to the Company's Form 10-K for the
                 year ended  December  31,  1991,  Commission  File  No.  0-
                 18437)
10.4.4        -  Third Amendment to Credit Agreement dated July 31, 1992
                 (incorporated by reference to Exhibit 10.6.4 to the Company's
                 Registration Statement on Form S-1 No. 33-53860)
10.4.5        -  Fourth Amendment to Credit Agreement dated August 4, 1993
                 (incorporated by reference to Exhibit 10.6.5 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1993, Commission File No. 0-18437)
10.5          -  $30 million Restated Credit Agreement dated as of August 15,
                 1994 between Pool Company and NationsBank of Texas, N.A., as
                 Agent (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended
                 September 30, 1994, Commission File No. 0-18437)

EXHIBIT NO.                              DOCUMENT
-----------                              --------
10.5.1        -  First Amendment to 1994 Restated Credit Agreement dated
                 February 28, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, Commission File No. 0-18437)
10.5.2        -  Second Amendment to 1994 Restated Credit Agreement dated April
                 21, 1995 (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the period ended
                 March 31, 1995, Commission File No. 0-18437)
10.5.3        -  Third Amendment and Waiver to 1994 Restated Credit Agreement,
                 and First Amendment and Waiver to 1995 Term Loan Agreement
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1995, Commission File No. 0-18437)
10.5.4        -  Fourth Amendment to 1994 Restated Credit Agreement
                 (incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the period ended June 30,
                 1995, Commission File No. 0-18437)
10.6          -  Term Loan Agreement among Pool Company, NationsBank of Texas,
                 N.A. and Certain Lenders dated April 21, 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
                 Form 10-Q for the period ended March 31, 1995, Commission File
                 No. 0-18437)
10.7(*)       -  Pool Energy Services Co. 1991 Directors Stock Option Plan
                 (incorporated by reference to Exhibit 10.6.2 to the Company's
                 Registration Statement on Form S-8 No. 33-50844)
10.8          -  Sublease Agreement dated March 15, 1983 between Pool Company and Sanan Leasing Corporation (incorporated by reference to
                 Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q
                 for the period ended September 30, 1992, Commission File No.
                 0-18437)
10.9(*)       -  Supplemental Executive Retirement Plan of Pool Company, as
                 amended (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended
                 June 30, 1993, Commission File No. 0-18437)
10.9.1(*)(**) -  Amended and Restated Supplementary Executive Retirement Plan
                 of Pool Company
10.10         -  Agreement in Relation to Bareboat Charter (Pool Ranger IV)
                 dated December 30, 1993 between Pool Company and Nationsbanc
                 Leasing Corporation of North Carolina (incorporated by
                 reference to Exhibit 10.13 to the Company's Form 10-K for the
                 year ended December 31, 1993, Commission File No. 0-18437)
10.11         -  Agreement in Relation to Bareboat Charter (Pool Ranger V)
                 dated December 30, 1993 between Pool Company and Nationsbanc
                 Leasing Corporation of North Carolina (incorporated by
                 reference to Exhibit 10.14 to the Company's Form 10-K for the
                 year ended December 31, 1993, Commission File No. 0-18437)
10.12         -  Agreement in Relation to Bareboat Charter (Pool Ranger  VI)
                 dated December 30, 1993 between Pool Company and Nationsbanc
                 Leasing Corporation of North Carolina (incorporated by
                 reference to Exhibit 10.15 to the Company's Form 10-K for the
                 year ended December 31, 1993, Commission File No. 0-18437)
10.13(*)      -  Pool Energy Services Co. 1993 Employee Stock Incentive Plan
                 (incorporated by reference to Exhibit 10.16 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1994, Commission File No. 0-18437)
10.14(*)      -  Change in Control Agreement, as amended, between the Company and J. T. Jongebloed (incorporated by reference to Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the
                 period ended June 30, 1994, Commission File No. 0-18437)
10.15(*)      -  Change in Control Agreement, as amended, between the Company and E. J. Spillard (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.16(*)      -  Change in Control Agreement, as amended, between the Company and W. J Myers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)

EXHIBIT NO.                            DOCUMENT
-----------                            --------
10.17(*)      -  Change in Control Agreement, as amended, between the Company and R. G. Hale (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.18(*)      -  Change in Control Agreement, as amended, between the Company and G. G. Arms (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.19(*)      -  Change in Control Agreement, as amended, between the Company and L. E. Dupre (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994, Commission File No. 0-18437)
10.20(*)      -  Pool Energy Services Co. 1995 Management Bonus Plan - Senior
                 Executive Level (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994,
                 Commission File No. 0-18437)
10.21         -  Stock Purchase Agreement dated June 13, 1995 by and among
                 Robert D. Hillman, Barbara A. Hillman, Richard H. Hillman,
                 Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and
                 Pool Energy Services Co. (incorporated by reference to Exhibit
                 2.1 to the Company's Current Report on Form 8-K (Date of
                 Event: June 13, 1995) dated June 27, 1995, Commission File No.
                 0-18437)
10.22         -  Agreement regarding Deferred Payment of Purchase Price dated
                 June 13, 1995 by and among Robert D. Hillman, Barbara A.
                 Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden
                 Pacific Corp., Pool Company and Pool Energy Services Co.,
                 including Promissory Notes, and Exhibits B, C, D and F to such agreement (incorporated by reference to Exhibit 2.2 to the
                 Company's Current Report on Form 8-K (Date of Event: June 13,
                 1995) dated June 27, 1995, Commission File No. 0-18437)
10.23         -  Voting Agreement and Agreement Restricting Transfer dated June
                 13, 1995 by and among Robert D. Hillman, Barbara A. Hillman,
                 Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific
                 Corp., Pool Company and Pool Energy Services Co. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on
                 Form 8-K (Date of Event: June 13, 1995) dated June 27, 1995,
                 Commission File No. 0-18437)
10.24         -  Agreement dated September 28, 1994 between Pool Alaska, Inc.
                 and Arctic Alaska Drilling Company, Inc. (incorporated by
                 reference to Exhibit 10.2 to the Company's Quarterly Report on
                 Form 10-Q for the period ended September 30, 1994, Commission
                 File No. 0-18437)
10.25         -  $35 million Restated Revolving Credit Agreement dated as of
                 November 30, 1995 between Pool Company and NationsBank of
                 Texas, N.A., as Agent (incorporated by reference to Exhibit
                 10.26 to the Company's Form 10-K for the year ended December
                 31, 1995, Commission File No. 0-18437)
10.25.1       -  First Amendment and Waiver to $35 million Restated Revolving
                 Credit Agreement and $10 million Restated Term Loan Agreement
                 (incorporated by reference to Exhibit 10.1 to the Company's
                 Registration Statement on Form S-3 No. 333-5229)
10.25.2       -  First Amendment to ISDL Term Loan Agreement, Second Amendment
                 to Pool Company Restated Revolving Credit Agreement, and
                 Restated Term Loan Agreement (incorporated by reference to
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                 for the period ended September 30, 1996, Commission File No.
                 0-18437)
10.25.3(**)   -  Second Amendment to ISDL Term Loan Agreement, Third Amendment
                 to Pool Company Restated Revolving Credit Agreement, and Third
                 Amendment to Pool Company Restated Term Loan Agreement
10.26         -  $6.5 million Term Loan Agreement dated as of November 30, 1995 between International Sea Drilling Ltd. and NationsBank of
                 Texas, N.A., as Agent (incorporated by reference to Exhibit
                 10.27 to the Company's Form 10-K for the year ended December
                 31, 1995, Commission File No. 0-18437)

EXHIBIT NO.                              DOCUMENT
-----------                              --------
10.27         -  $10 million Restated Term Loan Agreement dated as of November
                 30, 1995 between Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.28 to the
                 Company's Form 10-K for the year ended December 31, 1995,
                 Commission File No. 0-18437)
10.28(*)      -  Pool Energy Service Co. 1996 Management Bonus Plan - Senior
                 Executive Level (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 0-18437)
10.29(*)(**)  -  Pool Energy Service Co. 1996 Longterm Incentive Plan
                 (corrected version replacing Exhibit 10.3 to the Company's
                 Quarterly Report on Form 10-Q for the period ended March 31,
                 1996, Commission File No. 0-18437)
10.30(*)      -  Pool Energy Service Co. 1996 Directors' Stock Incentive Plan
                 (incorporated by reference to Exhibit 4.1 to the Company's
                 Registration Statement of Form S-8 No. 333-03159 filed with the commission on May 3, 1996)
10.30.1(*)    -  Form of Stock Option Agreement, Pool Energy Services Co. 1996
                 Directors' Stock Incentive Plan (incorporated by reference to
                 Exhibit 4.2 to the Company's Registration Statement on Form S-
                 8 No. 333-03159 filed with the commission on May 3, 1996)
10.31(**)     -  Loan Agreement between Antah Drilling Sdn. Bhd. and the
                 Hongkong and Shanghai Banking Corporation Limited
10.31.1(**)   -  Supplemental Agreement between Antah Drilling Sdn. Bhd. and the Hongkong and Shanghai Banking Corporation Limited
10.32(*)(**)  -  Pool Energy Services Co. 1997 Senior Executive Bonus Plan
21(**)        -  List of Subsidiaries
23(**)        -  Consent of Deloitte & Touche LLP
24(**)        -  Powers of Attorney
27(**)        -  Financial Data Schedule

--------------------
(*)   Management contract or compensatory plan or arrangement
(**)  Filed herewith