Form 10-Q
period 1997-03-31
POOL ENERGY SERVICES CO
filed 1997-05-13
CIK 842815

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO
                         COMMISSION FILE NUMBER 0-18437

                            -------------------------

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
     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: Common Stock, no par value - 19,154,794 shares


===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                                      THREE MONTHS ENDED  MARCH 31
                                                                                    -------------------------------
                                                                                        1997               1996
                                                                                    -------------    --------------

Revenues .......................................................................    $      98,384    $       81,682
Earnings Attributable to Unconsolidated Affiliates .............................            1,004               658
                                                                                    -------------    --------------

         Total .................................................................           99,388            82,340
                                                                                    -------------    --------------

Costs and Expenses:
     Operating expenses ........................................................           74,716            63,581
     Selling, general and administrative expenses ..............................           12,761            11,298
     Depreciation and amortization .............................................            5,703             4,253
                                                                                    -------------    --------------

         Total .................................................................           93,180            79,132
                                                                                    -------------    --------------

Other Income (Expense) - Net ...................................................              558               164
Interest Expense ...............................................................              785               645
                                                                                    -------------    --------------

Income Before Income Taxes and Minority Interest ...............................            5,981             2,727
Income Tax Provision ...........................................................            2,272             1,304
Minority Interest in Loss of Consolidated Subsidiary ...........................              (96)                -
                                                                                    -------------    --------------

Net Income .....................................................................    $       3,805    $        1,423
                                                                                    =============    ==============

Earnings Per Share of Common Stock .............................................    $         .20    $          .10
                                                                                    =============    ==============

Average Common Shares Outstanding ..............................................       19,140,119        14,074,006
                                                                                    =============    ==============


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                    -------------------------------
                                                                                        1997                1996
                                                                                    -----------         -----------
Operating Activities:
     Net Income ................................................................    $     3,805         $     1,423
     Noncash items included above:
         Depreciation and amortization .........................................          5,703               4,253
         Deferred income taxes .................................................          2,023                 940
         Undistributed earnings of unconsolidated affiliates ...................           (963)               (674)
         Other - net ...........................................................           (564)               (102)
     Payment for lease of manufacturing facility ...............................           (537)               (537)
     Other - net ...............................................................           (318)               (258)
     Net effect of changes in operating working capital ........................         (8,305)             (4,427)
                                                                                    -----------         -----------

              Net Cash Flows Provided by Operating Activities ..................            844                 618
                                                                                    -----------         -----------

Investing Activities:
     Property additions ........................................................         (6,999)             (5,356)
     Expenditures for acquisition, including acquisition costs .................              -                 (68)
     Proceeds from disposition of property, plant and equipment ................            947                 276
     Other - net ...............................................................            617                 270
                                                                                    -----------         -----------

              Net Cash Flows Used for Investing Activities .....................         (5,435)             (4,878)
                                                                                    -----------         -----------

Financing Activities:
     Proceeds from exercise of stock options ...................................            532                 203
     Payments for debt financing costs .........................................            (14)               (196)
     Proceeds from long-term debt ..............................................              -               6,500
     Principal payments on long-term debt ......................................         (2,525)             (1,562)
                                                                                    -----------         -----------

              Net Cash Flows Provided by (Used for) Financing Activities .......         (2,007)              4,945
                                                                                    -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents ...........................         (6,598)                685

Cash and Cash Equivalents at January 1, ........................................         21,837               5,492
                                                                                    -----------         -----------

Cash and Cash Equivalents at March 31,  ........................................    $    15,239         $     6,177
                                                                                    ===========         ===========


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                 MARCH 31      DECEMBER 31
                                                                                   1997           1996
                                                                                ----------     -----------
                                                                                (UNAUDITED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents ..............................................     $   15,239     $    21,837
   Restricted cash ........................................................            185             183
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $1,024 and $1,235) ...................................................         72,966          69,614
   Inventories ............................................................         15,644          14,726
   Deferred income tax asset  .............................................          3,807           3,807
   Other current assets ...................................................         10,011           4,213
                                                                                 ---------     -----------

     Total current assets .................................................        117,852         114,380
Property, Plant and Equipment - Net .......................................        190,430         189,125
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ...         20,068          19,104
Goodwill, net .............................................................         12,540          12,880
Noncurrent Deferred Income Tax Asset  .....................................            139           1,506
Noncurrent Receivables (net of allowance for doubtful accounts of $1,422
   and $1,219) and Other Assets ...........................................          2,944           3,421
Noncurrent Restricted Cash ................................................            756             801
                                                                                ----------     -----------

     Total ................................................................     $  344,729     $   341,217
                                                                                ==========     ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ......................................     $   10,079     $    10,627
   Accounts payable .......................................................         22,125          22,022
   Other current liabilities ..............................................         34,580          34,095
                                                                                ----------     -----------

     Total current liabilities ............................................         66,784          66,744
Long-Term Debt ............................................................         21,091          23,068
Deferred Income Taxes .....................................................          4,235           4,199
Other Liabilities .........................................................         46,946          46,036
Minority Interest .........................................................          3,951           4,047
Shareholders' Equity :
   Common stock, no par value:
     40,000,000  shares authorized; 19,154,794 and 19,094,824 shares
       issued and outstanding .............................................        187,485         186,785
   Retained earnings ......................................................         15,356          11,551
   Unearned compensation - restricted stock ...............................           (797)           (891)
   Cumulative foreign currency translation adjustments ....................           (322)           (322)
                                                                                ----------     -----------

     Total shareholders' equity ...........................................        201,722         197,123
                                                                                ----------     -----------

     Total ................................................................     $  344,729     $   341,217
                                                                                ==========     ===========



           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included in this report are unaudited but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated. Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.   UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the unaudited condensed financial statements of the affiliates.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                   ---------------------
                                                                      1997          1996
                                                                   ---------      ------
                  Revenues:
                      Pool Arabia, Ltd. ........................   $   8,584      $  6,718
                      Antah Drilling Sdn. Bhd. .................           - (b)     1,048
                      Pool Santana, Limited ....................           - (c)       960
                      Intairdril Oman L.L.C. ...................          65           265
                                                                   ---------      --------
                            Total ..............................   $   8,649      $  8,991
                                                                   =========      ========


                  Gross Profit (a):
                      Pool Arabia, Ltd. ........................   $   3,465      $  2,346
                      Antah Drilling Sdn. Bhd. .................           - (b)       596
                      Pool Santana, Limited ....................           - (c)       333
                      Intairdril Oman L.L.C. ...................          56           115
                                                                   ---------      --------
                            Total ..............................   $   3,521      $  3,390
                                                                   =========      ========


                  Net Income (Loss):
                      Pool Arabia, Ltd. ........................   $     448      $   (291)
                      Antah Drilling Sdn. Bhd. .................           - (b)        59
                      Pool Santana, Limited ....................           - (c)        89
                      Intairdril Oman L.L.C. ...................         (23)           36
                                                                   ---------      --------
                            Total ..............................   $     425      $   (107)
                                                                   =========      ========



(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).

(b) In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling Sdn. Bhd. ("Antah Drilling"). Antah Drilling's results have been included in the accompanying financial statements since the date of such acquisition.

(c) In April 1996, the Company acquired the 51% interest that it did not already own in Pool Santana, Limited, a Trinidad corporation, the assets of which consisted primarily of a platform workover rig and related equipment which were subsequently transferred to the Company's Gulf of Mexico operation.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


     Earnings attributable to unconsolidated affiliates is summarized below:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                  ------------------------
                                                                                    1997           1996
                                                                                  --------       ---------
The Company's portion of net income (loss) ..................................     $    217       $     (57)
Adjustment to reconcile differences between affiliates' bases and
     Company's carrying value ...............................................          746             731
                                                                                  --------       ---------

Equity in income ............................................................          963             674
Other income (expense) ......................................................           41             (16)
                                                                                  --------       ---------

     Total ..................................................................     $  1,004       $     658
                                                                                  ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 ACQUISITIONS

     Antah Drilling Acquisition. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling and, in March 1997, such entity's name was changed to Pool International (Malaysia) Sdn. Bhd. ("Pool Malaysia"). Pool Malaysia's assets include Rig 489, a new state-of-the-art 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract for Esso Australia, Ltd. in Australia in August 1996, and an offshore platform workover rig currently operating under a term contract in Malaysia.


     Argentina Acquisition. In August 1996, the Company acquired a 51% controlling interest in Pool International Argentina S. A. ("PIASA"), a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina.

     Acquisition of Operating Assets of Western Oil. In June 1996, the Company purchased the operating assets, including approximately 23 land well-servicing rigs, of Western Oil Well Service Co. ("Western Oil") in the Williston Basin.

RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 1997 AND 1996

     The Company had net income of $3.8 million for the first quarter of 1997, compared to $1.4 million for the first quarter of 1996. The average price of crude oil was approximately 16% higher in the first quarter of 1997 than in the first quarter of 1996, and average domestic natural gas prices decreased approximately 10% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) increased production services activity in Texas and increased rig activity in the Austin Chalk and lower Gulf coast areas of Texas and in southern California, (ii) increased activity and rates for the Company's jackup rigs in the Gulf of Mexico, (iii) inclusion of results from the land well-servicing rigs acquired in June 1996 from Western Oil and (iv) the operation of Rig 18, a previously idle platform drilling rig, which was refurbished and placed in service in the Gulf of Mexico for Shell Offshore in September 1996. The Company's domestic onshore operation reported rig hours 4% higher in the first quarter of 1997 than in the corresponding quarter of 1996. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 65% in the first quarter of 1997, compared to 66% during the corresponding period of 1996; however, average rig rates were 31% higher in the 1997 period. Net income from the Company's international operations increased primarily due to the operation of Rig 489, the new offshore platform rig in Australia, higher rig activity by its unconsolidated affiliate in Saudi Arabia and increased rig activity in Oman.

     Revenues. Revenues were $98.4 million in the first quarter of 1997, a 20% increase over revenues of $81.7 million in the first quarter of 1996. This increase was attributable to (i) the inclusion of revenues from the two offshore rigs owned by Pool Malaysia, (ii) higher production services activity in Texas and higher domestic land well-servicing activity in the Austin Chalk and lower Gulf coast areas of Texas and in southern California, (iii) the inclusion of revenues from the Argentina rigs owned by PIASA, (iv) increased activity and rates for the Company's jackup rigs in the Gulf of Mexico, (v) inclusion of revenues from the land well-servicing rigs acquired in June 1996 from Western Oil, (vi) higher rig activity in Oman and (vii) the operation of Rig 18 in the Gulf of Mexico. These revenue increases were offset partly by lower revenues from operations in Alaska and Ecuador caused by decreased land rig activity. Domestic onshore well-servicing and production services revenues increased $7.1 million or 13% in the first quarter of 1997 from the corresponding quarter of 1996. Domestic onshore well-servicing rig utilization was 55% in the first quarter of 1997, compared to 53% in the first quarter of 1996. Domestic onshore well-servicing rig hours increased from approximately 279,000 in the first quarter of 1996 to 291,000 in the first quarter of 1997. Gulf of Mexico offshore workover and drilling revenues increased $3.6 million or 29%, international operations revenues increased $8.8 million or 115%, and Alaska operations revenues decreased $2.8 million or 31%.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.0 million in the first quarter of 1997 compared to $0.7 million in the first quarter of 1996. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, increased $0.6 million from the first quarter of 1996 partly as a result of higher rig utilization during the first quarter of 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $93.2 million in the first quarter of 1997, an 18% increase compared to costs and expenses of $79.1 million in the corresponding quarter of 1996. The increase was due to (i) the inclusion of costs and expenses related to the two offshore platform rigs owned by Pool Malaysia, the 20 land rigs in Argentina owned by PIASA and the 23 land well-servicing rigs acquired from Western Oil, all of which were acquired after the first quarter of 1996, (ii) increased domestic onshore rig and production services activity, (iii) the operation of Rig 18 and increased jackup rig activity in the Gulf of Mexico and (iv) increased rig activity in Oman. The increase was partly offset by decreased costs and expenses in Alaska and Ecuador due to lower land rig activity in the first quarter of 1997.

     Other Income - Net. Other income - net was $0.4 million higher in the first quarter of 1997 than in the corresponding quarter of 1996 due to increased gains on dispositions of equipment and increased interest income earned on temporary cash investments.

     Interest Expense. Interest expense was $0.1 million higher in the first quarter of 1997 than in the corresponding quarter of 1996 primarily due to interest expense on the term loans assumed in the Antah Drilling acquisition, partially offset by a reduction in interest expense due to the scheduled principal payments made on the Company's other debt.

     Income Taxes. The Company recorded income tax expense of $2.3 million (which included $2.0 million of deferred taxes) on income before income taxes and minority interest of $6.0 million in the first quarter of 1997, compared to income tax expense of $1.3 million (which included $0.9 million of deferred taxes) on income before income taxes of $2.7 million in the first quarter of 1996. The increase in income tax expense in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to stronger operating results in the first quarter of 1997, which includes results from acquisitions that occurred after the first quarter of 1996. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign entities.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $15.2 million at March 31, 1997 compared to $21.8 million at December 31, 1996. Working capital was $51.1 million and $47.6 million at March 31, 1997 and December 31, 1996, respectively. The Company used a net $5.4 million for investing activities in the first quarter of 1997, primarily for capital expenditures of $7.0 million, offset partly by $0.9 million of proceeds from dispositions of equipment. The Company used a net $4.9 million for investing activities in the first quarter of 1996, primarily for capital expenditures of $5.4 million, offset partly by $0.3 million of proceeds from dispositions of equipment.

     Credit Facilities and Long-Term Debt. The Company has available a syndicated bank revolving line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $40 million, or (ii) a calculated amount based upon a percentage of domestic receivables meeting certain criteria. At March 31, 1997, the maximum availability was $38.1 million, of which none had been drawn in cash and $12.3 million was being utilized to support the issuance of letters of credit primarily related to insurance obligations.

     During the first quarter of 1997, the Company made scheduled principal payments of $2.5 million on long-term debt, compared to $1.6 million in the corresponding quarter of 1996.

     Capital Expenditures. The Company anticipates that 1997 capital expenditures for improvements and upgrades to its existing rig fleet will be approximately $32 million. It is anticipated that these expenditures will be financed chiefly though internally generated funds, although the Company may avail itself of borrowings as needed. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

     Proposed Acquisition. In April 1997, the Company signed a nonbinding letter of intent to acquire all the outstanding capital stock of D A & S Oil Well Servicing, Incorporated ("D A & S"), a privately-owned corporation, for consideration of approximately $10.2 million. D A & S owns a fleet of 37 well-servicing rigs, which operate from yards in Hobbs and Eunice, New Mexico and Andrews, Texas. Consummation of such acquisition is subject to a number of conditions, including the negotiation of definitive agreements, and there is no assurance that the transaction will be consummated.

OTHER MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. However, if this statement had been applied in the first quarter of 1997, there would have been no effect on the Company's computation of earnings per share.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 1, 1997 the Company held its Annual Meeting of Shareholders. At such meeting the following matters were voted upon:

     (i) The following persons were elected to serve as directors of the Company, each for a term of three years or until a successor is elected and qualified:

                                                 VOTES          VOTES
                                                  FOR         WITHHELD
                                              ----------      ---------
        J.T. Jongebloed                       17,584,632        135,678
        James L. Payne                        17,585,228        135,082
        Donald D. Sykora                      17,580,907        139,403

     (ii) A proposal to amend the Company's 1993 Employee Stock Incentive Plan in order to increase the shares reserved for issuance thereunder by 850,000 shares was approved. Such proposal received 13,764,844 affirmative votes, 3,750,961 negative votes, and there were 20,163 abstentions and 184,342 broker non-votes.

     (iii) A proposal to ratify the appointment of Deloitte and Touche LLP as independent auditors of the Company for the year 1997 was approved. Such proposal received 17,639,867 affirmative votes, 70,169 negative votes, and there were 10,274 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                DOCUMENT
-----------                --------
10.1(*)  -    Pool Energy Services Co. 1997 Longterm Incentive Plan
10.2(*)  -    Pool Company 1996 Supplementary Executive Retirement Plan
27(*)    -    Financial Data Schedule
---------------
(*)  Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POOL ENERGY SERVICES CO.
                                              (Registrant)


            MAY 13, 1997                   /s/ E. J. SPILLARD
    ---------------------------      -----------------------------------
               (Date)                          E. J. Spillard
                                       Senior Vice President, Finance
                                        (principal financial officer)


            MAY 13, 1997                  /s/ B. G. GORDON
    ---------------------------      -----------------------------------
               (Date)                         B. G. Gordon
                                               Controller
                                       (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS



EXHIBIT NO.                 DOCUMENT

10.1(*)  -    Pool Energy Services Co. 1997 Longterm Incentive Plan
10.2(*)  -    Pool Company 1996 Supplementary Executive Retirement Plan
27(*)    -    Financial Data Schedule

--------
(*)   Filed herewith