Form 10-Q
period 1997-06-30
POOL ENERGY SERVICES CO
filed 1997-08-08
CIK 842815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
     The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: Common Stock, no par value - 19,172,794 shares


================================================================================

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED JUNE 30
                                                             ---------------------------
                                                                1997             1996
                                                             -----------     -----------
Revenues .................................................   $   109,755     $    82,988
Earnings Attributable to Unconsolidated Affiliates .......           634             524
                                                             -----------     -----------

         Total ...........................................       110,389          83,512
                                                             -----------     -----------

Costs and Expenses:
     Operating expenses ..................................        81,799          64,521
     Selling, general and administrative expenses ........        13,432          10,982
     Depreciation and amortization .......................         5,874           4,260
                                                             -----------     -----------

         Total ...........................................       101,105          79,763
                                                             -----------     -----------

Other Income (Expense) - Net .............................         1,425             367
Interest Expense .........................................           772             739
                                                             -----------     -----------

Income Before Income Taxes and Minority Interest .........         9,937           3,377
Income Tax Provision .....................................         3,753           1,544
Minority Interest in Earnings of Consolidated Subsidiary .           232              --
                                                             -----------     -----------

Net Income ...............................................   $     5,952     $     1,833
                                                             ===========     ===========

Earnings Per Share of Common Stock .......................   $       .31     $       .13
                                                             ===========     ===========

Average Common Shares Outstanding ........................    19,162,772      14,162,530
                                                             ===========     ===========


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                              SIX MONTHS ENDED JUNE 30
                                                             ---------------------------
                                                                1997             1996
                                                             -----------     -----------
Revenues ..................................................  $   208,139     $   164,670
Earnings Attributable to Unconsolidated Affiliates ........        1,638           1,182
                                                             -----------     -----------

         Total ............................................      209,777         165,852
                                                             -----------     -----------

Costs and Expenses:
     Operating expenses ...................................      156,515         128,102
     Selling, general and administrative expenses .........       26,193          22,280
     Depreciation and amortization ........................       11,577           8,513
                                                             -----------     -----------

         Total ............................................      194,285         158,895
                                                             -----------     -----------

Other Income (Expense) - Net ..............................        1,983             531
Interest Expense ..........................................        1,557           1,384
                                                             -----------     -----------

Income Before Income Taxes and Minority Interest ..........       15,918           6,104
Income Tax Provision ......................................        6,025           2,848
Minority Interest in Earnings of Consolidated Subsidiary ..          136              --
                                                             -----------     -----------

Net Income ................................................  $     9,757     $     3,256
                                                             ===========     ===========

Earnings Per Share of Common Stock ........................  $       .51     $       .23
                                                             ===========     ===========

Average Common Shares Outstanding .........................   19,151,509      14,118,223
                                                             ===========     ===========


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                            SIX MONTHS ENDED JUNE 30
                                                                            ------------------------
                                                                              1997            1996
                                                                            ---------      ---------
Operating Activities:
     Net Income ...........................................................  $  9,757      $  3,256
     Noncash items included above:
         Depreciation and amortization ....................................    11,577         8,513
         Deferred income taxes ............................................     5,181           453
         Undistributed earnings of unconsolidated affiliates ..............    (1,588)       (1,125)
         Other - net ......................................................      (976)         (105)
     Payment for lease of manufacturing facility ..........................    (1,074)       (1,074)
     Cash dividends received from unconsolidated affiliates ...............        --           101
     Other - net ..........................................................      (551)         (498)
     Net effect of changes in operating working capital ...................   (11,353)       (6,209)
                                                                             --------      --------

              Net Cash Flows Provided by Operating Activities .............    10,973         3,312
                                                                             --------      --------

Investing Activities:
     Property additions ...................................................   (14,358)      (13,046)
     Expenditures for acquisitions, including acquisition
       costs, less cash acquired ..........................................      (431)       (4,686)
     Proceeds from disposition of property, plant and equipment ...........     2,446           845
     Other - net ..........................................................     1,398           370
                                                                             --------      --------

              Net Cash Flows Used for Investing Activities ................   (10,945)      (16,517)
                                                                             --------      --------

Financing Activities:
     Proceeds from exercise of stock options ..............................       612         1,562
     Proceeds and repayments of short-term borrowings, net ................        --        10,455
     Retirement of debt assumed in acquisition ............................      (775)           --
     Payments for debt financing costs ....................................       (14)         (199)
     Proceeds from long-term debt .........................................        --         6,500
     Principal payments on long-term debt .................................    (6,655)       (4,234)
                                                                             --------      --------

              Net Cash Flows Provided by (Used for) Financing Activities ..    (6,832)       14,084
                                                                             --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents ......................    (6,804)          879

Cash and Cash Equivalents at January 1, ...................................    21,837         5,492
                                                                             --------      --------

Cash and Cash Equivalents at June 30, .....................................  $ 15,033      $  6,371
                                                                             ========      ========


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                 JUNE 30      DECEMBER 31
                                                                                  1997           1996
                                                                                ---------      ---------
                                                                                (UNAUDITED)
                                   ASSETS

Current Assets:
   Cash and cash equivalents ..............................................     $  15,033      $  21,837
   Restricted cash ........................................................            10            183
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $1,191 and $1,235) ...................................................        81,301         69,614
   Inventories ............................................................        15,733         14,726
   Deferred income tax asset ..............................................         4,187          3,807
   Other current assets ...................................................        11,329          4,213
                                                                                ---------      ---------

     Total current assets .................................................       127,593        114,380
Property, Plant and Equipment - Net .......................................       198,054        189,125
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ...        20,693         19,104
Goodwill, net .............................................................        18,528         12,880
Noncurrent Deferred Income Tax Asset ......................................            --          1,506
Noncurrent Receivables (net of allowance for doubtful accounts of $1,365
   and $1,219) and Other Assets ...........................................         3,065          3,421
Noncurrent Restricted Cash ................................................            --            801
                                                                                ---------      ---------

     Total ................................................................     $ 367,933      $ 341,217
                                                                                =========      =========



                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ......................................     $   9,832      $  10,627
   Accounts payable .......................................................        27,131         22,022
   Other current liabilities ..............................................        35,972         34,095
                                                                                ---------      ---------

     Total current liabilities ............................................        72,935         66,744
Long-Term Debt ............................................................        27,258         23,068
Deferred Income Taxes .....................................................         8,504          4,199
Other Liabilities .........................................................        47,132         46,036
Minority Interest .........................................................         4,183          4,047
Shareholders' Equity :
   Common stock, no par value:
     40,000,000  shares authorized; 19,172,794 and 19,094,824 shares
       issued and outstanding .............................................       187,717        186,785
   Retained earnings ......................................................        21,308         11,551
   Unearned compensation - restricted stock ...............................          (782)          (891)
   Cumulative foreign currency translation adjustments ....................          (322)          (322)
                                                                                ---------      ---------

     Total shareholders' equity ...........................................       207,921        197,123
                                                                                ---------      ---------

     Total ................................................................     $ 367,933      $ 341,217
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

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30
                                                                   -----------------------
                                                                      1997          1996
                                                                   ---------      --------
                  Revenues:
                      Pool Arabia, Ltd. ........................   $  17,257      $ 13,610
                      Antah Drilling Sdn. Bhd. (b) .............           -         2,099
                      Pool Santana, Limited (c) ................           -           960
                      Intairdril Oman L.L.C. ...................         133           274
                                                                   ---------      --------
                            Total ..............................   $  17,390      $ 16,943
                                                                   =========      ========


                  Gross Profit (a):
                      Pool Arabia, Ltd. ........................   $   6,358      $  4,632
                      Antah Drilling Sdn. Bhd. (b) .............           -         1,195
                      Pool Santana, Limited (c) ................           -           333
                      Intairdril Oman L.L.C. ...................         114           112
                                                                   ---------      --------
                            Total ..............................   $   6,472      $  6,272
                                                                   =========      ========

                  Net Income (Loss):
                      Pool Arabia, Ltd. ........................   $     658      $   (660)
                      Antah Drilling Sdn. Bhd. (b) .............           -           (98)
                      Pool Santana, Limited (c) ................           -            89
                      Intairdril Oman L.L.C. ...................         (47)          (14)
                                                                   ---------      --------
                            Total ..............................   $     611      $   (683)
                                                                   =========      ========


(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).

(b) In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling Sdn. Bhd. ("Antah Drilling"). Antah Drilling's results have been consolidated in the accompanying financial statements since the date of such acquisition.

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

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


     Earnings attributable to unconsolidated affiliates is summarized below:

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30
                                                                      ------------------
                                                                       1997       1996
                                                                      ------     -------
The Company's portion of net income (loss) .........................  $  313     $  (348)
Adjustment to reconcile differences between affiliates' bases and
     Company's carrying value ......................................   1,275       1,473
                                                                      ------     -------

Equity in income ...................................................   1,588       1,125
Other income (expense) .............................................      50          57
                                                                      ------     -------

     Total .........................................................  $1,638     $ 1,182
                                                                      ======     =======



3.    ACQUISITION OF D A & S OIL WELL SERVICING, INCORPORATED

     In June 1997, the Company acquired all of the outstanding capital stock of D A & S Oil Well Servicing, Incorporated ("DA&S"), a privately owned well-servicing company with a fleet of 37 land well-servicing rigs, for $10.5 million, consisting of long-term notes in the amount of $10.1 million and $0.4 million in cash.

     The acquisition was accounted for under the purchase method, and accordingly the results of DA&S have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. This allocation resulted in goodwill of approximately $6.1 million, which is being amortized on a straight-line basis over 25 years.

     Expenditures for the acquisition, including acquisition costs, less cash acquired were as follows:

         Fair value of assets acquired (including goodwill).......     $  14,769
         Long-term notes issued ..................................       (10,050)
         Liabilities assumed .....................................        (4,169)
                                                                       ---------
         Cash paid, including acquisition related expenditures ...           550
         Less cash acquired ......................................           132
                                                                       ---------
         Net cash used for the acquisition .......................     $     418
                                                                       =========


4.   LONG-TERM DEBT

     In June 1997, as partial consideration for the acquisition of DA&S, the Company issued 9% subordinated notes aggregating $10.1 million which are due in 2003. Required principal payments on the notes are as follows: $0.4 million in 1998, $2.0 million in 2000, $3.6 million in 2001 and $4.1 million thereafter. These notes are subordinate to the Company's syndicated bank revolving line of credit and $10 million term loan and are collateralized by security interests in (i) the well-servicing rigs and related equipment of the acquired business which had an aggregate net book value of $4.4 million at June 30, 1997 and (ii) certain real property of the acquired business which had a carrying value of $0.7 million at June 30, 1997.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


5.   LETTER OF INTENT

     In June 1997, the Company entered into a letter of intent to acquire Trey Services, Inc. ("Trey") and certain associated operating assets for approximately $34.5 million in cash. Based in Midland, Texas, Trey owns R&H Well Service, Inc. ("R&H") which has a fleet of approximately 67 land well-servicing rigs, 104 fluid hauling and other trucks, 430 frac and flow test tanks and five brine and other disposal wells in the Permian Basin of West Texas. This acquisition is subject to negotiation of a definitive agreement and lender and regulatory approvals, and there can be no assurance that the transaction will be consummated. This acquisition will be financed by internally generated funds and borrowings under the Company's line of credit.


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. However, if this statement had been applied in the second quarter of 1997, there would have been no material effect on the Company's computation of earnings per share for the periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 ACQUISITION AND ADDITIONAL LETTER OF INTENT

     D A & S Oil Well Servicing, Incorporated. In June 1997, the Company acquired all of the outstanding capital stock of DA&S. Prior to the acquisition, DA&S operated a fleet of 37 land well-servicing rigs from yards in Hobbs and Eunice, New Mexico and Andrews, Texas. See Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of this acquisition.

     Letter of Intent - Trey Services, Inc. In June 1997, the Company entered into a letter of intent to acquire Trey and certain associated operating assets for approximately $34.5 million in cash. Based in Midland, Texas, Trey owns R&H which has a fleet of approximately 67 land well-servicing rigs, 104 fluid hauling and other trucks, 430 frac and flow test tanks and five brine and other disposal wells in the Permian Basin of West Texas. This acquisition is subject to negotiation of a definitive agreement and lender and regulatory approvals, and there can be no assurance that the transaction will be consummated. This acquisition will be financed by internally generated funds and borrowings under the Company's line of credit.

1996 ACQUISITIONS

     Antah Drilling Acquisition. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling and, in March 1997, such entity's name was changed to Pool International (Malaysia) Sdn. Bhd. ("Pool Malaysia"). Pool Malaysia's assets include Rig 489, a new state-of-the-art 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in August 1996 for Esso Australia, Ltd. in Australia, and an offshore platform workover rig currently operating under a term contract in Malaysia.

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

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1997 AND 1996

     The Company had net income of $6.0 million for the second quarter of 1997, compared to $1.8 million for the second quarter of 1996. The average price of crude oil was approximately 8% lower in the second quarter of 1997 than in the second quarter of 1996, and average domestic natural gas prices decreased approximately 6% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) increased activity and rates for the jackup and platform rigs in the Gulf of Mexico, (ii) increased rig activity in the Austin Chalk and lower Gulf coast areas of Texas and increased production services activity in Texas, (iii) inclusion of results from the land well-servicing rigs acquired in June 1996 from Western Oil, and (iv) the operation of Rig 18, a previously idle platform drilling rig which was refurbished and placed in service in the Gulf of Mexico for Shell Offshore in September 1996. The Company's domestic onshore operation reported rig hours 5% higher for the second quarter of 1997 than in the corresponding quarter of 1996. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 82% in the second quarter of 1997, compared to 67% during the comparable period of 1996; average rig rates were 37% higher in the 1997 period. Net income from the Company's international operations increased primarily due to the operation of Rig 489 in Australia, the inclusion of results from the Argentina rigs owned by PIASA, the inclusion of results from the offshore workover rig located in Malaysia and increased rig activity in Oman.

     Revenues. Revenues were $109.8 million in the second quarter of 1997, a 32% increase over revenues of $83.0 million in the second quarter of 1996. This increase was attributable to (i) the inclusion of revenues from the two offshore rigs owned by Pool Malaysia, (ii) higher domestic land well-servicing activity in the Austin Chalk and lower Gulf coast areas of Texas and higher production services activity in Texas, (iii) higher activity and rates for the jackup and platform rigs in the Gulf of Mexico, (iv) the inclusion of revenues from the Argentina rigs owned by PIASA, (v) inclusion of revenues from the land well-servicing rigs acquired in June 1996 from Western Oil, (vi) higher rig activity in Oman and (vii) the operation of Rig 18 in the Gulf of Mexico. Domestic onshore well-servicing and production services revenues increased $8.7 million or 16% in the second quarter of 1997 from the corresponding quarter of 1996. Domestic onshore well-servicing rig utilization was 55% in the second quarter of 1997, compared to 53% in the second quarter of 1996. Domestic onshore well-servicing rig hours increased from approximately 283,000 in the second quarter of 1996 to 297,000 in the second quarter of 1997. Gulf of Mexico offshore workover and drilling revenues increased $6.9 million or 54%, international operations revenues increased $11.2 million or 119%, and Alaska operations revenues did not change, from the second quarter of 1996.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.6 million in the second quarter of 1997 compared to $0.5 million in the second quarter of 1996. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, increased $0.2 million from the second quarter of 1996 partly as a result of higher rig utilization during the second quarter of 1997 and a higher day rate for a drilling rig in 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $101.1 million in the second quarter of 1997, a 27% increase compared to costs and expenses of $79.8 million in the corresponding quarter of 1996. The increase was due to (i) the inclusion of costs and expenses related to the two offshore platform rigs owned by Pool Malaysia and the 20 land rigs in Argentina owned by PIASA, all of which were acquired after the second quarter of 1996, and the 23 land well-servicing rigs acquired in June 1996 from Western Oil, (ii) increased domestic onshore rig and production services activity, (iii) the operation of Rig 18 and increased jackup and platform rig activity in the Gulf of Mexico and
(iv) increased rig activity in Oman.

     Other Income - Net. Other income - net was $1.1 million higher in the second quarter of 1997 than in the corresponding quarter of 1996 due primarily to higher gains on dispositions of equipment.

     Income Taxes. The Company recorded income tax expense of $3.8 million (which included $3.2 million of deferred taxes) on income before income taxes and minority interest of $9.9 million in the second quarter of 1997, compared to income tax expense of $1.5 million on income before income taxes of $3.4 million in the second quarter of 1996. The increase in income tax expense in the second quarter of 1997 compared to the second quarter of 1996 was primarily due to stronger operating results in the second quarter of 1997, which included results from the 1996 acquisitions. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign jurisdictions.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     The Company had net income of $9.8 million for the first six months of 1997, compared to $3.3 million for the first six months of 1996. Results from the Company's domestic operations improved primarily due to (i) increased activity and rates for the jackup rigs and increased rates for the platform rigs in the Gulf of Mexico, (ii) increased rig activity in the Austin Chalk and lower Gulf coast areas of Texas and increased production services activity in Texas, (iii) inclusion of results from the land well-servicing rigs acquired in June 1996 from Western Oil, and (iv) the operation of Rig 18, a previously idle platform drilling rig, which was refurbished and placed in service in the Gulf of Mexico for Shell Offshore in September 1996. The Company's domestic onshore operation reported rig hours 5% higher for the first six months of 1997 than in the corresponding period of 1996. The

Company's offshore operation in the Gulf of Mexico experienced rig utilization of 74% in the first six months of 1997, compared to 67% during the comparable period of 1996; average rig rates were 34% higher in the 1997 period. Net income from the Company's international operations increased primarily due to the operation of Rig 489 in Australia, increased rig activity in Oman, higher rig activity in Saudi Arabia and the inclusion of results for the offshore workover rig located in Malaysia.

     Revenues. Revenues were $208.1 million in the first six months of 1997, a 26% increase over revenues of $164.7 million in the first six months of 1996. This increase was attributable to (i) the inclusion of revenues from the two offshore rigs owned by Pool Malaysia, (ii) the inclusion of revenues from the Argentina rigs owned by PIASA, (iii) higher domestic land well-servicing activity in the Austin Chalk and lower Gulf coast areas of Texas and higher production services activity in Texas, (iv) higher activity and rates for the Company's jackup rigs in the Gulf of Mexico, (v) inclusion of revenues from the land well-servicing rigs acquired in June 1996 from Western Oil, (vi) higher rig activity in Oman and (vii) the operation of Rig 18 in the Gulf of Mexico. These revenue increases were offset partly by lower revenues from operations in Alaska, Ecuador and Pakistan where land rig activity declined. Domestic onshore well-servicing and production services revenues increased $15.8 million or 15% in the first six months of 1997 from the corresponding period of 1996. Domestic onshore well-servicing rig utilization was 55% in the first six months of 1997, compared to 53% in the first six months of 1996. Domestic onshore well-servicing rig hours increased from approximately 562,000 in the first six months of 1996 to 588,000 in the first six months of 1997. Gulf of Mexico offshore workover and drilling revenues increased $10.6 million or 42%, international operations revenues increased $20.0 million or 117%, and Alaska operations revenues decreased $2.9 million or 19% from the first six months of 1996.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.6 million in the first six months of 1997 compared to $1.2 million in the first six months of 1996. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, increased $0.8 million from the first six months of 1996 partly as a result of higher rig utilization during the first six months of 1997 and a higher day rate for a drilling rig in 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $194.3 million in the first six months of 1997, a 22% increase compared to costs and expenses of $158.9 million in the corresponding period of 1996. The increase was due to
(i) the inclusion of costs and expenses related to the two offshore platform rigs owned by Pool Malaysia and the 20 land rigs in Argentina owned by PIASA, all of which were acquired after the second quarter of 1996, and the 23 land well-servicing rigs acquired in June 1996 from Western Oil, (ii) increased domestic onshore rig and production services activity, (iii) the operation of Rig 18 and increased jackup rig activity in the Gulf of Mexico and (iv) increased rig activity in Oman. The increase was partly offset by decreased costs and expenses in Alaska, Pakistan and Ecuador due to lower land rig activity in the first six months of 1997.

     Other Income - Net. Other income - net was $1.5 million higher in the first six months of 1997 than in the corresponding period of 1996 primarily due to higher gains on dispositions of equipment.

     Interest Expense. Interest expense was $0.2 million higher in the first six months of 1997 than in the corresponding period of 1996 primarily due to interest expense on the term loans assumed in the Antah Drilling acquisition, partially offset by a reduction in interest expense due to the scheduled principal payments made on the Company's other debt and lower average borrowings in 1997 under the Company's syndicated revolving line of credit.

         Income Taxes. The Company recorded income tax expense of $6.0 million (which included $5.2 million of deferred taxes) on income before income taxes and minority interest of $15.9 million in the first six months of 1997, compared to income tax expense of $2.8 million on income before income taxes of $6.1 million in the first six months of 1996. The increase in income tax expense in the first six months of 1997 compared to the first six months of 1996 was primarily due to stronger operating results in the first six months of 1997, which included results from the 1996 acquisitions. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign jurisdictions.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $15.0 million at June 30, 1997 compared to $21.8 million at December 31, 1996. Working capital was $54.7 million and $47.6 million at June 30, 1997 and December 31, 1996, respectively. The Company used a net $10.9 million for investing activities in the first six months of 1997, primarily for capital expenditures of $14.4 million. Cash used for investing activities for this period also included $0.4 million, net of cash acquired, for the purchase of DA&S, offset by $2.4 million of proceeds from dispositions of equipment and the return of $1.0 million of cash that had been placed in escrow as collateral in connection with a leaseback arrangement. The Company used a net $16.5 million for investing activities in the first six months of 1996, primarily for capital expenditures of $13.0 million. Cash used for investing activities for this period also included $4.0 million for the purchase of the operating assets of Western Oil and $0.6 million, net of cash acquired, for the purchase of 51% of Pool Santana, Limited, offset partly by $0.8 million of proceeds from dispositions of equipment.

     Credit Facilities and Long-Term Debt. The Company has available a syndicated bank revolving line of credit to finance temporary working capital requirements and to support the issuance of letters of credit. The maximum availability is the lesser of (i) $40 million, or (ii) a calculated amount based upon a percentage of domestic receivables meeting certain criteria. At June 30, 1997, the maximum availability was $40 million, of which none had been drawn in cash and $12.1 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations.

     During the first six months of 1997, the Company made scheduled principal payments of $6.7 million on long-term debt, compared to $4.2 million in the corresponding period of 1996.

     DA&S Acquisition Debt. In June 1997, the Company acquired all of the outstanding capital stock of DA&S for $10.5 million, consisting of $10.1 million of 9% subordinated long-term notes due in 2003 and $0.4 million in cash. See Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

     As part of the acquisition of DA&S, the Company assumed $0.8 million of DA&S debt, all of which was retired in June 1997.

     Capital Expenditures. The Company anticipates that 1997 capital expenditures, excluding the DA&S acquisition and the anticipated Trey acquisition, will consist of (i) approximately $35 million for improvements and upgrades to its existing rig fleet, (ii) $13.0 million for the construction of a new offshore platform drilling rig for a two-year contract in the Gulf of Mexico, (iii) $8.2 million for the purchase of a jack-up rig for operation in the Gulf of Mexico, (iv) $5.2 million to upgrade Rig 122, a land drilling rig, pursuant to a letter of intent for a five-year contract with BP Exploration Inc. in Alaska, and (v) $1.8 million of a $15 million project to upgrade Rig 6, a land drilling rig, pursuant to a letter of intent for a three-year contract with Arco Alaska Inc. It is anticipated that these expenditures will be financed through both internally generated funds and borrowings under the Company's line of credit or under discrete term loans and/or leasing arrangements. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

RECENT DEVELOPMENTS

     The Company has received a commitment letter from a bank to syndicate a three-year $130 million senior unsecured credit facility which the Company plans to use to: (i) replace its current $40 million syndicated revolving line of credit, (ii) retire certain long-term debt of approximately $17 million, (iii) support the issuance of letters of credit and (iv) fund capital expenditures and acquisitions. Terms and conditions of the credit facility are currently being negotiated.

OTHER MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. However, if this statement had been applied in the second quarter of 1997, there would have been no material effect on the Company's computation of earnings per share for the periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 and SFAS 131 are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT NO.                         DOCUMENT

10.1(*)  -    Fourth Amendment and Waiver to Pool Company Restated Revolving
              Credit Agreement and Pool Company Restated Term Loan Agreement

27(*)    -    Financial Data Schedule


------------
(*)  Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POOL ENERGY SERVICES CO.
                                                   (Registrant)


           AUGUST 7, 1997                            /s/ E. J. SPILLARD
-----------------------------------          -----------------------------------
               (Date)                                  E. J. Spillard
                                               Senior Vice President, Finance
                                                (principal financial officer)


           AUGUST 7, 1997                            /s/ B. G. GORDON
-----------------------------------          -----------------------------------
               (Date)                                 B. G. Gordon
                                                       Controller
                                                (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                               INDEX TO EXHIBITS


EXHIBIT NO.                        DOCUMENT
-----------                        --------
10.1(*)  -    Fourth Amendment and Waiver to Pool Company Restated Revolving
              Credit Agreement and Pool Company Restated Term Loan Agreement

27(*)    -    Financial Data Schedule

-------------
(*)   Filed herewith