Form 10-Q
period 1997-09-30
POOL ENERGY SERVICES CO
filed 1997-11-07
CIK 842815

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 0-18437

                               -------------------

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
     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: Common Stock, no par value - 19,403,074 shares

===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                                                    -------------------------------
                                                                                        1997              1996
                                                                                    -------------    --------------

Revenues .......................................................................    $     118,636    $       83,978
Earnings Attributable to Unconsolidated Affiliates .............................              629               728
                                                                                    -------------    --------------
         Total .................................................................          119,265            84,706
                                                                                    -------------    --------------

Costs and Expenses:
     Operating expenses ........................................................           87,283            64,796
     Selling, general and administrative expenses ..............................           13,299            11,800
     Depreciation and amortization .............................................            6,207             4,512
                                                                                    -------------    --------------
         Total .................................................................          106,789            81,108
                                                                                    -------------    --------------

Other Income (Expense) - Net ...................................................            2,448               996
Interest Expense ...............................................................            1,052               602
                                                                                    -------------    --------------

Income Before Income Taxes and Minority Interest ...............................           13,872             3,992
Income Tax Provision ...........................................................            5,626             1,450
Minority Interest in Loss of Consolidated Subsidiary ...........................             (123)              (44)
                                                                                    -------------    --------------
Net Income .....................................................................    $       8,369    $        2,586
                                                                                    =============    ==============
Earnings Per Share of Common Stock .............................................    $         .43    $          .14
                                                                                    =============    ==============
Average Common Shares Outstanding ..............................................       19,280,888        18,735,661
                                                                                    =============    ==============

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                                    -------------------------------
                                                                                        1997              1996
                                                                                    -------------    --------------
Revenues .......................................................................    $     326,775    $      248,648
Earnings Attributable to Unconsolidated Affiliates .............................            2,267             1,910
                                                                                    -------------    --------------
         Total .................................................................          329,042           250,558
                                                                                    -------------    --------------
Costs and Expenses:
     Operating expenses ........................................................          243,798           192,898
     Selling, general and administrative expenses ..............................           39,492            34,080
     Depreciation and amortization .............................................           17,784            13,025
                                                                                    -------------    --------------
         Total .................................................................          301,074           240,003
                                                                                    -------------    --------------

Other Income (Expense) - Net ...................................................            4,431             1,527
Interest Expense ...............................................................            2,609             1,986
                                                                                    -------------    --------------

Income Before Income Taxes and Minority Interest ...............................           29,790            10,096
Income Tax Provision ...........................................................           11,651             4,298
Minority Interest in Earnings (Loss) of Consolidated Subsidiary ................               13               (44)
                                                                                    -------------    --------------
Net Income .....................................................................    $      18,126    $        5,842
                                                                                    =============    ==============
Earnings Per Share of Common Stock .............................................    $         .94    $          .37
                                                                                    =============    ==============
Average Common Shares Outstanding ..............................................       19,194,928        15,668,601
                                                                                    =============    ==============

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                                    -------------------------------
                                                                                       1997                1996
                                                                                    -----------         -----------
Operating Activities:
     Net Income ................................................................    $    18,126         $     5,842
     Noncash items included above:
         Depreciation and amortization .........................................         17,784              13,025
         Deferred income taxes .................................................          9,959               1,383
         Undistributed earnings of unconsolidated affiliates ...................         (2,216)             (1,872)
         Other - net ...........................................................           (936)               (277)
     Payment for lease of manufacturing facility ...............................         (1,611)             (1,611)
     Cash dividends received from unconsolidated affiliates ....................             51                 101
     Other - net ...............................................................         (1,100)               (276)
     Net effect of changes in operating working capital ........................        (19,239)             (8,189)
                                                                                    -----------         -----------
              Net Cash Flows Provided by Operating Activities ..................         20,818               8,126
                                                                                    -----------         -----------

Investing Activities:
     Property additions ........................................................        (33,037)            (24,275)
     Expenditures for acquisitions, including acquisition
       costs, less cash acquired ...............................................           (431)            (13,437)
     Proceeds from disposition of property, plant and equipment ................          6,561               1,792
     Other - net ...............................................................          1,371                 507
                                                                                    -----------         -----------
              Net Cash Flows Used for Investing Activities .....................        (25,536)            (35,413)
                                                                                    -----------         -----------

Financing Activities:
     Proceeds from exercise of stock options ...................................          2,849               1,570
     Proceeds from issuance of common stock, net ...............................              -              47,469
     Retirement of debt assumed in acquisition .................................           (775)                  -
     Payments for debt financing costs .........................................         (1,393)               (199)
     Proceeds from long-term debt ..............................................              -               6,500
     Principal payments on long-term debt ......................................         (8,766)             (5,412)
                                                                                    -----------         -----------
              Net Cash Flows Provided by (Used for) Financing Activities .......         (8,085)             49,928
                                                                                    -----------         -----------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................        (12,803)             22,641
Cash and Cash Equivalents at January 1, ........................................         21,837               5,492
                                                                                    -----------         -----------
Cash and Cash Equivalents at September 30, .....................................    $     9,034         $    28,133
                                                                                    ===========         ===========

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                               SEPTEMBER 30    DECEMBER 31
                                                                                   1997           1996
                                                                                ----------     -----------
                                                                                (UNAUDITED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents ..............................................     $    9,034     $    21,837
   Restricted cash ........................................................             10             183
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $1,098 and $1,235) ...................................................         89,865          69,614
   Inventories ............................................................         17,757          14,726
   Deferred income tax asset  .............................................          4,551           3,807
   Other current assets ...................................................         12,076           4,213
                                                                                ----------     -----------

     Total current assets .................................................        133,293         114,380
Property, Plant and Equipment - Net .......................................        215,179         189,125
Investment in and Noncurrent Receivables from Unconsolidated Affiliates             21,269          19,104
Goodwill, net .............................................................         18,625          12,880
Noncurrent Deferred Income Tax Asset  .....................................              -           1,506
Noncurrent Receivables (net of allowance for doubtful accounts of $998
   and $1,219) and Other Assets ...........................................          3,984           3,421
Noncurrent Restricted Cash ................................................              -             801
                                                                                ----------     -----------

     Total ................................................................     $  392,350     $   341,217
                                                                                ==========     ===========


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ......................................     $    9,057     $    10,627
   Accounts payable .......................................................         33,130          22,022
   Other current liabilities ..............................................         42,843          34,095
                                                                                ----------     -----------

     Total current liabilities ............................................         85,030          66,744
Long-Term Debt ............................................................         21,944          23,068
Deferred Income Taxes .....................................................         11,692           4,199
Other Liabilities .........................................................         45,524          46,036
Minority Interest .........................................................          4,060           4,047
Shareholders' Equity :
   Common stock, no par value:
     40,000,000  shares authorized; 19,403,074 and 19,094,824 shares
       issued and outstanding .............................................        195,572         186,785
   Retained earnings ......................................................         29,677          11,551
   Unearned compensation - restricted stock ...............................           (827)           (891)
   Cumulative foreign currency translation adjustments ....................           (322)           (322)
                                                                                ----------     -----------

     Total shareholders' equity ...........................................        224,100         197,123
                                                                                ----------     -----------

     Total ................................................................     $  392,350     $   341,217
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


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                   ----------------------
                                                                     1997           1996
                                                                   ---------      --------
                  Revenues:
                      Pool Arabia, Ltd. ........................   $  26,129      $ 21,086
                      Antah Drilling Sdn. Bhd. (b) .............           -         4,363
                      Pool Santana, Limited (c) ................           -           960
                      Intairdril Oman L.L.C. ...................         174           285
                                                                   ---------      --------
                            Total ..............................   $  26,303      $ 26,694
                                                                   =========      ========

                  Gross Profit (a):
                      Pool Arabia, Ltd. ........................   $   9,220      $  6,969
                      Antah Drilling Sdn. Bhd. (b) .............           -         2,442
                      Pool Santana, Limited (c) ................           -           333
                      Intairdril Oman L.L.C. ...................         146           113
                                                                   ---------      --------
                            Total ..............................   $   9,366      $  9,857
                                                                   =========      ========

                  Net Income (Loss):
                      Pool Arabia, Ltd. ........................   $     760      $   (962)
                      Antah Drilling Sdn. Bhd. (b) .............           -           (50)
                      Pool Santana, Limited (c) ................           -            89
                      Intairdril Oman L.L.C. ...................         (34)          (92)
                                                                   ---------      --------
                            Total ..............................   $     726      $ (1,015)
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

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


     Earnings attributable to unconsolidated affiliates is summarized below:

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                     ------------------
                                                                                    1997           1996
                                                                                  --------       ---------
The Company's portion of net income (loss) ..................................     $    371       $    (516)
Adjustment to reconcile differences between affiliates' bases and
     Company's carrying value ...............................................        1,845           2,388
                                                                                  --------       ---------

Equity in income ............................................................        2,216           1,872
Other income (expense) - net ................................................           51              38
                                                                                  --------       ---------

     Total ..................................................................     $  2,267       $   1,910
                                                                                  =========      =========



3. LONG-TERM DEBT

   $130 Million Revolving Line of Credit
     On September 30, 1997, the Company entered into a new three-year $130 million syndicated bank revolving line of credit agreement (the "Line of Credit") to replace its existing $40 million revolving bank line of credit and $15.6 million of long-term debt and to provide financing for future growth opportunities. The maximum availability under the Line of Credit is $130 million, including up to $15 million that may be used to support letters of credit. Notes issued under the Line of Credit are prepayable at any time and are due at expiration on October 2, 2000. The notes bear interest, at the Company's option, at either (i) a base rate, defined as the higher of the agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate, plus a margin ranging from zero to .50% (the amount of which depends on the Company's leverage ratio), or (ii) a Eurodollar rate plus a margin ranging from 1% to 1.75% (the amount of which depends on the Company's leverage ratio); however, through September 1998, the applicable Eurodollar rate margin shall not be less than 1.50%. A commitment fee of 1/2 of 1% per annum is payable on the average daily unused portion of the $130 million commitment. There are also letter of credit fees that range from 1.25% to 2% per annum (depending on the Company's leverage ratio) for letters of credit outstanding; however, through September 1998, such fees shall not be less than 1.75%. Advances under the Line of Credit are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

     The Line of Credit agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones relating to liens, other indebtedness, asset sales, investments, acquisitions or mergers and payment of dividends. In addition to customary default provisions, an event of default will occur under the Line of Credit upon a change of control of the Company, as defined in the agreement.

   Reduction of 10% Notes
     The outstanding principal amount of certain 10% notes, originally issued in connection with the 1995 purchase of Golden Pacific Corp. ("GPC"), was reduced as a result of an August 20, 1997 agreement between the sellers of GPC and the Company. Such agreement resolved certain issues that had arisen in connection with the GPC purchase agreement, resulting in a reduction of $4.0 million as of August 31, 1997 and a further reduction of $0.9 million effective at November 30, 1997 to the last maturing principal installments on the notes.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)

   Issuance of 9% Notes
     In June 1997, as partial consideration for the acquisition of D A & S Oil Well Servicing, Incorporated ("DA&S"), the Company issued 9% notes aggregating $10.1 million which are due in 2003. Required principal payments on these notes are as follows: $0.4 million in 1998, $2.0 million in 2000, $3.6 million in 2001 and $4.1 million thereafter. These notes are collateralized by security interests in (i) the well-servicing rigs and related equipment of the acquired business, which had an aggregate net book value of $4.3 million at September 30, 1997 and (ii) certain real property of the acquired business which had a carrying value of $0.7 million at September 30, 1997.

4.   BUSINESS ACQUISITIONS

   D A & S Oil Well Servicing, Incorporated
     In June 1997, the Company acquired all of the outstanding capital stock of DA&S, a privately owned well-servicing company with a fleet of 37 land well-servicing rigs, for $10.5 million, consisting of long-term notes in the amount of $10.1 million and $0.4 million in cash.

     The acquisition was accounted for under the purchase method, and accordingly the results of DA&S have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed as of the date of acquisition. This allocation resulted in goodwill of approximately $6.3 million, which is being amortized over 25 years.

     Expenditures for the acquisition, including acquisition costs, less cash acquired were as follows:

      Fair value of assets acquired (including goodwill).......     $  15,107
      Long-term notes issued ..................................       (10,050)
      Liabilities assumed .....................................        (4,507)
                                                                    ---------
      Cash paid, including acquisition related expenditures ...           550
      Less cash acquired ......................................           132
                                                                    ---------
      Net cash used for the acquisition .......................     $     418
                                                                    =========

   Trey Services, Inc.
     In October 1997, the Company acquired all of the outstanding capital stock of Trey Services, Inc. ("Trey") and certain associated operating assets for cash of $31.3 million. Prior to the acquisition, Trey, through its wholly-owned subsidiary R & H Well Service, Inc. ("R&H"), operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks, and five brine and disposal wells in the Permian Basin of West Texas. This acquisition was financed through the Company's revolving line of credit.

     The acquisition will be accounted for under the purchase method, and Trey's results will be included in the Company's consolidated financial statements from the effective date of the acquisition. The Company has not completed its assessment of the fair values of assets acquired and liabilities assumed for purposes of allocating the purchase price.

                            POOL ENERGY SERVICES CO.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



5.   LETTER OF INTENT

     In October 1997, the Company entered into a letter of intent to acquire the capital stock of privately owned A.A. Oilfield Service, Inc. ("A.A.") for $4.1 million in cash. Based in Hobbs, New Mexico, A.A. has a fleet of 18 oilfield trucks, one salt-water disposal well and related equipment. This acquisition is subject to negotiation of a definitive agreement and lender and regulatory approvals, and there can be no assurance that the transaction will be consummated. This acquisition will be financed by internally generated funds and borrowings under the Company's revolving line of credit.


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. However, if this statement had been applied in the third quarter of 1997, there would have been no material effect on the Company's computation of earnings per share for the periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, and management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 ACQUISITIONS AND LETTER OF INTENT

     Trey Services, Inc. In October 1997, the Company completed the acquisition of Trey and certain associated operating assets for approximately $31.3 million in cash. Prior to the acquisition, Trey, through its wholly-owned subsidiary R&H, operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas. This acquisition was financed with borrowings under the Company's revolving line of credit.

     D A & S Oil Well Servicing, Incorporated. In June 1997, the Company acquired all of the outstanding capital stock of DA&S. Prior to the acquisition, DA&S operated a fleet of 37 land well-servicing rigs from yards in Hobbs and Eunice, New Mexico and Andrews, Texas. See Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of this acquisition.

     Letter of Intent - A.A. Oilfield Service, Inc. In October 1997, the Company entered into a letter of intent to acquire the capital stock of privately owned A.A. for $4.1 million in cash. Based in Hobbs, New Mexico, A.A. has a fleet of 18 oilfield trucks, one salt-water disposal well and related equipment. This acquisition is subject to negotiation of a definitive agreement and lender and regulatory approvals, and there can be no assurance that the transaction will be consummated. This acquisition will be financed by internally generated funds and borrowings under the Company's revolving line of credit.

1996 ACQUISITIONS

     Antah Drilling Acquisition. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling, and in March 1997 such entity's name was changed to Pool International (Malaysia) Sdn. Bhd. ("Pool Malaysia"). Pool Malaysia's assets include Rig 489, a new state-of-the-art 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in August 1996 for Esso Australia, Ltd. in Australia, and an offshore platform workover rig currently operating under a term contract in Malaysia.

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

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

     The Company had net income of $8.4 million for the third quarter of 1997 compared to $2.6 million for the third quarter of 1996. The average price of crude oil was approximately 12% lower in the third quarter of 1997 than in the third quarter of 1996 and average domestic natural gas prices increased approximately 19% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) increased activity and rates for the jackup and platform rigs in the Gulf of Mexico, including the operation of Rig 18, a previously idle platform drilling rig which was refurbished and placed in service in the Gulf of Mexico for Shell Offshore in mid-September 1996, (ii) increased rig activity in California and the Austin Chalk and the lower Gulf coast areas of Texas, (iii) increased production services activity in Texas and (iv) inclusion of results from the land well-servicing rigs acquired in the June 1997 acquisition of DA&S. The Company's domestic onshore operation reported rig hours 17% higher for the third quarter of 1997 than in the corresponding quarter of 1996. The

Company's offshore operation in the Gulf of Mexico experienced rig utilization of 84% in the third quarter of 1997 compared to 73% during the comparable period of 1996, and average rig rates were 42% higher in the 1997 period. Net income from the Company's international operations increased primarily due to the operation of Rig 489 in Australia and the operation of a land drilling rig in Guatemala.

     Revenues. Revenues were $118.6 million in the third quarter of 1997, a 41% increase over revenues of $84.0 million in the third quarter of 1996. Strong demand in the third quarter of 1997 resulted in increased revenues in all business markets. Domestic onshore well-servicing and production services revenues increased $13.3 million or 24% in the third quarter of 1997 from the corresponding quarter of 1996 as a result of (i) higher activity and rates for the Company's well-servicing rigs in California and the Austin Chalk and lower Gulf coast areas of Texas, (ii) operation of the 37 land well-servicing rigs acquired from DA&S in 1997 and (iii) increased production services activity in Texas. Domestic onshore well-servicing rig utilization was 57% in the third quarter of 1997 compared to 50% in the third quarter of 1996. Domestic onshore well-servicing rig hours increased from approximately 279,000 hours in the third quarter of 1996 to approximately 326,000 hours in the third quarter of 1997. Gulf of Mexico offshore workover and drilling revenues increased $8.5 million or 58% as a result of higher activity and rates for the Company's jackup and platform rigs, including the operation of Rig 18 for the entire period in 1997. International operations revenues increased $9.8 million or 99% due to (i) the operation of Rig 489 in Australia, (ii) the inclusion of revenue from the offshore workover rig located in Malaysia, the results of which were included in earnings attributable to unconsolidated affiliates in the third quarter of 1996,
(iii) revenues for the entire period in 1997 from the Argentina rigs owned by PIASA and (iv) the operation of a land drilling rig in Guatemala. Alaska operations experienced higher activity in the Cook Inlet during the third quarter of 1997 resulting in a $2.2 million or 48% increase in revenues over the same period in 1996.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $0.6 million in the third quarter of 1997 compared to $0.7 million in the third quarter of 1996. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, increased $0.1 million from the third quarter of 1996 partly as a result of higher rig utilization during the third quarter of 1997 and a higher day rate for a drilling rig in 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $106.8 million in the third quarter of 1997, a 32% increase compared to costs and expenses of $81.1 million in the corresponding quarter of 1996. The increase was primarily due to (i) the inclusion, after the Company's acquisition of its partner's interest in October 1996, of costs and expenses related to the operation of two offshore platform rigs owned by Pool Malaysia, (ii) the operation of 20 land rigs in Argentina owned by PIASA acquired in late August 1996, (iii) increased domestic onshore rig and production services activity, including operation of the land well-servicing rigs acquired in the June 1997 DA&S acquisition, (iv) the operation of Rig 18 and increased jackup and platform rig activity in the Gulf of Mexico, (v) increased labor contract activity in the Cook Inlet and (vi) increased rig activity in Guatemala.

     Other Income - Net. Other income - net was $1.5 million higher in the third quarter of 1997 than in the corresponding quarter of 1996 due primarily to a $0.7 million pre-tax gain from the sale of an obsolete platform drilling rig in the Gulf of Mexico which had been idle for several years and a $0.9 million pre-tax gain from an insurance settlement.

     Interest Expense. Interest expense was $0.4 million higher in the third quarter of 1997 than in the corresponding period of 1996 primarily due to interest expense on a term loan assumed in the Antah Drilling acquisition and the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997.

     Income Taxes. The Company recorded income tax expense of $5.6 million (which included $4.8 million of deferred taxes) on income before income taxes and minority interest of $13.9 million in the third quarter of 1997 compared to income tax expense of $1.5 million on income before income taxes of $4.0 million in the third quarter of 1996. The increase in income tax expense in the third quarter of 1997 compared to the third quarter of 1996 was primarily due to stronger operating results in the third quarter of 1997, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign jurisdictions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     The Company had net income of $18.1 million for the first nine months of 1997 compared to $5.8 million for the first nine months of 1996. Results from the Company's domestic operations improved primarily due to (i) increased activity and rates for the jackup and platform rigs in the Gulf of Mexico, including Rig 18 which began operations in mid-September 1996, (ii) increased land rig activity in California and the Austin Chalk and lower Gulf coast areas of Texas, (iii) inclusion of results from the land well-servicing rigs acquired from Western Oil in June 1996 and in the June 1997 DA&S acquisition and (iv) increased production services activity in Texas. The Company's domestic onshore operation reported rig hours 9% higher in the first nine months of 1997 than in the corresponding period of 1996. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 77% in the first nine months of 1997 compared to 69% during the comparable period of 1996, and average rig rates were 37% higher in the 1997 period. Net income from the Company's international operations increased primarily due to the operation of Rig 489 in Australia, higher rig activity in Oman and Saudi Arabia, and the operation of a land drilling rig in Guatemala, partially offset by lower land rig activity in Ecuador and Pakistan.

     Revenues. Revenues were $326.8 million in the first nine months of 1997, a 31% increase over revenues of $248.6 million in the first nine months of 1996. This increase was attributable to (i) higher activity and rates for the Company's jackup and platform rigs in the Gulf of Mexico, including the operation of Rig 18 for the entire 1997 period, (ii) higher domestic land well-servicing activity and rates in California and the Austin Chalk and lower Gulf coast areas of Texas, (iii) higher production services activity in Texas,
(iv) revenues from the 23 land well-servicing rigs purchased from Western Oil in June 1996 and the 37 land well-servicing rigs acquired in the June 1997 DA&S acquisition, (v) the operation of Rig 489 in Australia, (vi) the inclusion of revenue from the offshore rig owned by Pool Malaysia, the results of which were included in earnings attributable to unconsolidated affiliates in the first nine months of 1996, (vii) revenues from the Argentina rigs owned by PIASA and (viii) higher rig activity in Oman and Guatemala. These revenue increases were offset partly by lower revenues from operations in Alaska, Ecuador, Pakistan and Tunisia, where land rig activity declined. Domestic onshore well-servicing and production services revenues increased $27.3 million or 17% in the first nine months of 1997 from the corresponding period of 1996. Domestic onshore well-servicing rig utilization was 56% in the first nine months of 1997 compared to 52% in the first nine months of 1996. Domestic onshore well-servicing rig hours increased from approximately 841,000 hours in the first nine months of 1996 to approximately 914,000 hours in the first nine months of 1997. Gulf of Mexico offshore workover and drilling revenues increased $19.0 million or 48%, international operations revenues increased $29.8 million or 111%, and Alaska operations revenues decreased $0.6 million or 3% from the first nine months of 1996.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $2.3 million in the first nine months of 1997 compared to $1.9 million in the first nine months of 1996. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, increased $0.9 million from the first nine months of 1996 partly as a result of higher rig utilization during the first nine months of 1997 and a higher day rate for a drilling rig in 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $301.1 million in the first nine months of 1997, a 25% increase compared to costs and expenses of $240.0 million in the corresponding period of 1996. The increase was primarily due to the inclusion of costs and expenses related to (i) the operation of Rig 18 and increased jackup and platform rig activity in the Gulf of Mexico, (ii) increased domestic onshore rig and production services activity, including operation of the land well-servicing rigs acquired from Western Oil and in the June 1997 acquisition of DA&S, (iii) the inclusion, after the Company's acquisition of its partner's interest in October 1996, of costs and expenses associated with the operation of two offshore platform rigs owned by Pool Malaysia, (iv) the operation of PIASA's 20 land rigs in Argentina and (v) increased rig activity in Oman and Guatemala. The increase was partly offset by decreased costs and expenses in Alaska, Ecuador, Pakistan and Tunisia due to lower land rig activity during the first nine months of 1997.

     Other Income - Net. Other income - net was $2.9 million higher in the first nine months of 1997 than in the corresponding period of 1996 primarily due to higher gains on dispositions of equipment, including a $0.7 million pre-tax gain on the sale of an obsolete drilling rig in the Gulf of Mexico which had been idle for several years and $1.9 million in pre-tax gains from insurance settlements in the first nine months of 1997.

     Interest Expense. Interest expense was $0.6 million higher in the first nine months of 1997 than in the corresponding period of 1996 primarily due to interest expense on the term loans assumed in the Antah Drilling acquisition and the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997, partially offset by a reduction in interest expense due to the scheduled principal payments made on the Company's other debt and lower average borrowings in 1997 under the Company's syndicated revolving line of credit.

     Income Taxes. The Company recorded income tax expense of $11.7 million (which included $10.0 million of deferred taxes) on income before income taxes and minority interest of $29.8 million in the first nine months of 1997 compared to income tax expense of $4.3 million on income before income taxes of $10.1 million in the first nine months of 1996. The increase in income tax expense in the first nine months of 1997 compared to the first nine months of 1996 was primarily due to stronger operating results in the first nine months of 1997, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign jurisdictions.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $9.0 million at September 30, 1997 compared to $21.8 million at December 31, 1996. Working capital was $48.3 million and $47.6 million at September 30, 1997 and December 31, 1996, respectively. The Company used a net $25.5 million for investing activities in the first nine months of 1997, primarily for capital expenditures of $33.0 million. Cash used for investing activities for this period also included $0.4 million, net of cash acquired, for the purchase of DA&S, offset by $6.6 million of proceeds from dispositions of equipment and the return of $1.0 million of cash that had been placed in escrow as collateral in connection with a leaseback arrangement. The Company used a net $35.4 million for investing activities in the first nine months of 1996, primarily for capital expenditures of $24.3 million. Cash used for investing activities for this period also included $8.7 million for the acquisition of a 51% controlling interest in PIASA, $4.0 million for the purchase of the operating assets of Western Oil and $0.6 million, net of cash acquired, for the purchase of 51% of Pool Santana, Limited, offset partly by $1.8 million of proceeds from dispositions of equipment.

     Credit Facilities and Long-Term Debt. On September 30, 1997, the Company entered into a new three-year $130 million syndicated bank revolving line of credit agreement (the "Line of Credit") to replace its existing $40 million revolving bank line of credit and $15.6 million of long-term debt and to provide financing for future growth opportunities. The maximum availability under the Line of Credit is $130 million, including up to $15 million that may be used to support letters of credit. Notes issued under the Line of Credit are prepayable at any time and are due at expiration on October 2, 2000. The Line of Credit agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charged coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones relating to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. See Note 3 of Notes to Condensed Consolidated Financial Statements for a further discussion of the Line of Credit.

     At October 15, 1997, the Company had drawn $60.8 million in cash under its revolving line of credit, and an additional $12.3 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations.

     During the first nine months of 1997, the Company made scheduled principal payments of $8.8 million on long-term debt compared to $5.4 million in the corresponding period of 1996.

     DA&S Acquisition Debt. In June 1997, the Company acquired all of the outstanding capital stock of DA&S for $10.5 million, consisting of $10.1 million of 9% long-term notes due in 2003 and $0.4 million in cash. See Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements for further discussion.

     Immediately following the acquisition of DA&S, the Company retired $0.8 million of DA&S debt.

     Reduction of 10% Notes. The outstanding principal amount of certain 10% notes, originally issued in connection with the 1995 acquisition of GPC, was reduced as a result of an August 20, 1997 agreement between the sellers of GPC and the Company. Such agreement resolved certain issues that had arisen in connection with the GPC purchase agreement, resulting in a $4.0 million reduction as of August 31, 1997 and a further reduction of $0.9 million effective at November 30, 1997 to the last maturing principal installments on the notes.

     Acquisition of Trey Services, Inc. In October 1997, the Company acquired all of the outstanding capital stock of Trey and certain associated operating assets for approximately $31.3 million in cash. At the time the transaction was consummated, $2.4 million of R&H debt was retired and $6.4 million was paid to certain key employees of R&H in connection with existing incentive compensation arrangements. These transactions were financed in part by the Company's revolving line of credit.

     Capital Expenditures. The Company anticipates that 1997 capital expenditures, excluding the DA&S and Trey acquisitions, will consist of (i) approximately $36 million for improvements and upgrades to its existing rig fleet, (ii) $13.0 million for the construction of a new offshore platform drilling rig for a two-year contract in the Gulf of Mexico, (iii) $9.2 million for the purchase and refurbishment of a jack-up rig for operation in the Gulf of Mexico, (iv) $0.7 million for the electrification of a platform workover rig currently working in the Gulf of Mexico, (v) $5.2 million to upgrade Rig 122, a land drilling rig, pursuant to a letter of intent for a five-year contract with BP Exploration Inc. in Alaska, (vi) $3.5 million of a $15 million project to upgrade Rig 6, a land drilling rig, pursuant to a letter of intent for a three-year contract with Arco Alaska Inc., (vii) $2.7 million for the purchase of the operating assets of Anchor Cementing Service in California, (viii) $1.2 million for the purchase of the operating assets of Dean's Well Servicing, Inc. in Oklahoma, (ix) $0.6 million for the mobilization of Rig 232 from Saudi Arabia to south Texas, (x) $9.1 million to upgrade a 1,500 horsepower rig currently located in the U. S. to be leased to Pool Arabia, Ltd. for operation under a three-year contract with Saudi Aramco and (xi) $1.6 million to upgrade Rig 222 for a one-year contract in Ecuador. It is anticipated that these expenditures will be financed through both internally generated funds and borrowings under the Company's Line of Credit or, to the extent permitted by the Line of Credit agreement, under discrete term loans and/or leasing arrangements. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

 OTHER MATTERS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. However, if this statement had been applied in the third quarter of 1997, there would have been no material effect on the Company's computation of earnings per share for the periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the Company's 1997 financial statements, and management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of 1998.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                                                DOCUMENT

10.1(*)  -    U.S. $130,000,000 Credit Agreement between Pool Energy Services
              Co., Pool Energy Holding, Inc., Pool Company, various banks, SBC
              Warburg Dillon Read Inc., as Arranger, Credit Lyonnais New York
              Branch, as Administrative Agent, and Swiss Bank Corporation, New
              York Branch, as Documentation Agent, dated as of September 30,
              1997

10.2(*)  -    Purchase Agreement by and among Pool Company, R&H Well Service,
              Inc., Trey Services, Inc. and Steve L. Holifield dated as of
              October 10, 1997

10.3(*)  -    Pool Energy Services Co. 1997 Employee SAR/Phantom Stock Plan

27(*)    -    Financial Data Schedule

------
(*)  Filed herewith

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POOL ENERGY SERVICES CO.
                                         (Registrant)


     NOVEMBER 7, 1997                          /s/ E. J. SPILLARD
---------------------------              ----------------------------------
          (Date)                                  E. J. Spillard
                                          Senior Vice President, Finance
                                           (principal financial officer)


     NOVEMBER 7, 1997                           /s/ B. G. GORDON
---------------------------              ----------------------------------
                                                  B. G. Gordon
                                                   Controller
                                         (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                                INDEX TO EXHIBITS


EXHIBIT NO.                                                 DOCUMENT
10.1(*)  -    U.S. $130,000,000 Credit Agreement between Pool Energy Services
              Co., Pool Energy Holding, Inc., Pool Company, various banks, SBC
              Warburg Dillon Read Inc., as Arranger, Credit Lyonnais New York
              Branch, as Administrative Agent, and Swiss Bank Corporation, New
              York Branch, as Documentation Agent, dated as of September 30,
              1997

10.2(*)  -    Purchase Agreement by and among Pool Company, R&H Well Service,
              Inc., Trey Services, Inc. and Steve L. Holifield dated as of
              October 10, 1997

10.3(*)  -    Pool Energy Services Co. 1997 Employee SAR/Phantom Stock Plan

27(*)    -    Financial Data Schedule

------
(*)   Filed herewith
