Form 10-K405
period 1997-12-31
POOL ENERGY SERVICES CO
filed 1998-02-23
CIK 842815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT  OF 1934

                  For the transition period from           to
                         Commission file number 0-18437

                             ----------------------

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

                             ----------------------

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                     ---  ---

    THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON FEBRUARY 5, 1998 WAS 19,451,508.

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AT FEBRUARY 5, 1998 BASED ON THE CLOSING PRICE ON THE NASDAQ NATIONAL MARKET ON THAT DATE WAS APPROXIMATELY $451,728,598.

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE PROXY STATEMENT WITH RESPECT TO THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

================================================================================

                            POOL ENERGY SERVICES CO.

                          INDEX TO REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                                                    PAGE
                                                                                                    ----
                                                    PART I

Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
Item 3.  Legal Proceedings    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
Item 4.  Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . . . . . . .    14

                                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters    . . . . . . . .    15
Item 6.  Selected Financial Data    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Item 8.  Financial Statements and Supplementary Data    . . . . . . . . . . . . . . . . . . . . .    28
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    62

                                                   PART III

Item 10. Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . .    62
Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    62
Item 12. Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . .    62
Item 13. Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . .    62

                                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    . . . . . . . . . . .    62

                                     PART I

ITEM 1. BUSINESS

    Pool Energy Services Co. (the "Company") is a leading worldwide provider of well-servicing, workover, drilling and related services in both land and offshore markets. The Company performs the ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services for the drilling and completion of new oil and natural gas wells. The Company also provides contract drilling services in Alaska, the Gulf of Mexico and certain international locations. Typically, the Company provides a well-servicing, workover or drilling rig, the crew to operate the rig and such other specialized equipment as may be needed to meet a customer's requirements. The Company operates onshore and offshore, both domestically and internationally, providing services for a diverse group of multi-national, foreign national and independent oil and natural gas producers.

    As of December 31, 1997, the Company's worldwide rig fleet included 790 land well-servicing/workover rigs, 27 land drilling rigs and 27 offshore rigs (15 platform workover rigs, five platform drilling rigs and seven jack-up rigs). In the United States, the Company operates in several oil and natural gas producing states, with specific concentration onshore in Texas, California, Alaska, Oklahoma, New Mexico and North Dakota, and offshore in the Gulf of Mexico. The Company also owns or leases and operates 354 fluid hauling trucks, 1,056 fluid storage tanks, 14 salt water disposal wells and other auxiliary equipment in its domestic onshore operations.

    Internationally, the Company has a substantial presence in Saudi Arabia where it is one of the largest providers of drilling and workover services and has been providing such services for approximately 20 years. Other international markets where the Company has an established presence include Argentina, Australia, Ecuador, Guatemala, Malaysia, Oman and Pakistan.

    The Company, formed in 1988, made an initial public offering in 1990 in order to acquire Pool Company, which was founded in 1948. As used in this document, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiaries and its unconsolidated affiliates.

                               BUSINESS STRATEGY

    In early 1994, the Company developed a strategic plan designed to further strengthen its competitive position and market share in the oilfield services industry, in order to achieve growth in revenues, earnings and EBITDA (earnings before interest, taxes, depreciation and amortization, minority interest and provision for leasehold impairment). Key components of the Company's business strategy include: (i) pursuing expansion opportunities in existing core market areas through acquisitions that result in consolidation savings; (ii) upgrading and enhancing the capabilities of the Company's existing fleet and constructing specialized rigs to operate in markets with high levels of activity and strong pricing fundamentals; (iii) entering new foreign markets that offer significant development and production activity; and (iv) offering additional services and equipment that complement the Company's businesses in its existing field locations.

                            STRATEGY IMPLEMENTATION

    Notable events in the implementation of the Company's business strategy include:

    Expansion and enhancement of rig fleet:

          o In March 1998, the Company's Saudi Arabia joint venture company, Pool Arabia, Ltd., expects to begin operating a 1,500 horsepower land drilling rig in Saudi Arabia under a three-year contract. The Company upgraded and transported this rig from the United States to Saudi Arabia at a cost of $9.4 million and is leasing the rig to Pool Arabia, Ltd.

          o In February 1998, Pool Arabia, Ltd. began operating a 1,000 horsepower land drilling rig in Saudi Arabia under a three-year contract. Pool Arabia, Ltd. upgraded and transported this rig from Oman to Saudi Arabia at a cost of $3.6 million. The Company is leasing this rig to Pool Arabia, Ltd.

          o In February 1998, the Company completed construction of a new offshore platform drilling rig, Rig 16, at a cost of approximately $12 million, and began operation of such rig in the Gulf of Mexico for Forcenergy, Inc. under a two-year contract.

          o In February 1998, the Company commenced operations for BP Exploration (Alaska), Inc. on the North Slope of Alaska under a five-year contract using one of its Arctic drilling rigs which was recently upgraded at a cost of $5.3 million to enable it to operate on the North Slope.

          o In October 1997, Pool Arabia, Ltd., acquired a 3,000 horsepower land drilling rig and three land workover rigs for $9.0 million from a competitor in Saudi Arabia. In March 1998, after a $7.8 million upgrade, the drilling rig is expected to begin a new three-year contract and one of the workover rigs is currently working under a three-year contract that commenced in March 1997.

          o In October 1997, the Company purchased the operating assets (including three coiled tubing units, six pump trucks and a bulk cementing plant) of Anchor Cementing Service in California for $2.5 million in cash.

          o In August 1997, the Company acquired an offshore jack-up workover rig for $8.2 million in cash, for operation in the Gulf of Mexico.

          o In August 1997, the Company purchased the operating assets (including seven land well-servicing rigs) of Dean's Well Servicing, Inc. in Oklahoma for $1.0 million in cash.

          o In December 1996, the Company completed construction of a new offshore platform workover rig, at a cost of $5.4 million, for operation offshore California for Chevron U.S.A. under a four-year term contract.

          o In March 1996, the Company received a term contract for Rig 18, a previously idle platform drilling rig, which was refurbished for a cost of approximately $8.4 million. This 2,000 horsepower rig was placed in service in the Gulf of Mexico for Shell Offshore in September 1996, and, during 1997, the contract was extended for a second year.

    Rig construction and upgrade projects currently in progress:

          o The Company is procuring the materials and equipment necessary to convert one of its Arctic exploration rigs for development drilling. As currently configured, the rig is generally limited to working only in the winter season; following the upgrade, the rig will be capable of year-round work. The upgrade, expected to cost $15 million, will begin after the rig completes its winter operations in April 1998. This rig is expected to begin year-round drilling operations in September 1998, under a three-year contract with ARCO Alaska, Inc. on the North Slope of Alaska.

          o The Company is currently constructing a new Arctic land drilling rig at an estimated cost of $13.8 million. This new rig is expected to begin year-round operations on the North Slope of Alaska under a three-year contract for ARCO Alaska, Inc. in January 1999.

    Acquisitions:

          o In November 1997, the Company acquired A.A. Oilfield Service, Inc. ("A.A.") for $4.1 million in cash. This acquisition included 18 oilfield trucks, one salt water disposal well and related equipment based in Hobbs, New Mexico.

          o In October 1997, the Company acquired Trey Services, Inc. ("Trey") and certain associated operating assets for $31.3 million in cash. Prior to the acquisition, Trey, through its wholly-owned subsidiary R & H Well Service, Inc. ("R&H"), operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas.

          o In June 1997, the Company acquired D A & S Oil Well Servicing, Incorporated ("DA&S") for $10.5 million. This acquisition included among other assets, a fleet of 37 land well-servicing rigs operating from yards in Hobbs and Eunice, New Mexico and Andrews, Texas.

          o In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling Sdn. Bhd. ("Antah Drilling") and repaid indebtedness that Antah Drilling owed to the Company's former partner in that venture for a total of $9.0 million in cash. The assets of Antah Drilling, now Pool International (Malaysia) Sdn. Bhd. ("Pool Malaysia"), include Rig 489, a 2,000 horsepower offshore platform drilling rig, which commenced operations in August 1996 on a three-year term contract for Esso Australia, Ltd. in Australia and an offshore platform workover rig currently operating under a term contract in Malaysia.

          o In August 1996, the Company acquired for approximately $8.7 million in cash a 51% controlling interest in Pool International Argentina S. A. ("PIASA"), a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina.

          o In June 1996, the Company purchased the operating assets (including approximately 23 land well-servicing rigs) of Western Oil Well Service Co. ("Western Oil") in the Williston Basin for approximately $4.0 million in cash.

          o In June 1995, the Company acquired Golden Pacific Corp. ("GPC") for $18.8 million. This acquisition included, among other assets, the GPC fleet of approximately 155 land well-servicing rigs in California. The Company is now the market leader in California with a total of 259 land well-servicing rigs.

          o In September 1994, the Company acquired the 60.7% partnership interest that it did not already own in Pool Arctic Alaska for $12.1 million in cash. This acquisition expanded the Company's wholly-owned Alaska operation to include the three specialized Arctic land drilling rigs and related equipment formerly owned by the partnership.

                           TYPES OF SERVICES PROVIDED

    The Company estimates that there are approximately 900,000 producing oil wells in the world today, of which approximately 570,000 are in the United States. In addition, there are approximately 300,000 producing natural gas wells in the United States and a large number in the rest of the world. While some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other form of artificial lift. Pumping oil wells characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. The extent and type of services provided by the Company on producing wells is dependent upon many variables. The following is a summary of the services the Company provides.

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

OFFSHORE SERVICES

    The Company generally utilizes its offshore jackup and platform rigs to service wells located on platforms. Platform rigs consist of well-servicing and/or drilling equipment and machinery arranged in modular packages which are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that stand on the ocean floor, with the top portion, which is above the water level, forming the foundation upon which the platform rig is placed. Certain of the Company's heavy platform rigs are capable of operating at well depths of as much as 18,000 feet or more, and several of the Company's platform rigs are specifically designed for drilling. The Company is performing an increasing amount of drilling and horizontal re-entry services utilizing portable top drives, enhanced pumps and solids control equipment for drilling fluids.
Jackup rigs are mobile, self-elevating platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas.
All of the Company's jackup rigs are cantilever design - - a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over fixed platforms.

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

                          BUSINESS BY GEOGRAPHIC AREA

    Financial data by geographic area for the three years ended December 31, 1997 are presented in Note 11 of Notes to Consolidated Financial Statements.

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

DOMESTIC ONSHORE

    The Company's domestic onshore operation, which provides well-servicing, workover and production services, has locations in many of the major oil and natural gas producing fields in the lower 48 states. This operation currently provides services in 12 states and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division. The Company's domestic onshore operation has 758 well-servicing rigs, of which 341 are located in Texas, 259 in California, 61 in Oklahoma, 38 in New Mexico, 27 in North Dakota, and 32 in Montana, Arkansas, Utah and Louisiana. During the year ended December 31, 1997, approximately 60% of the Company's domestic onshore rig hours were related to well-servicing/maintenance with the balance related to workover, completion and plugging operations.

    In general, well-servicing rigs are provided to customers on a call-out basis. The Company is paid an hourly rate and work is generally performed five days a week during daylight hours.

    The Company's domestic onshore operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of 354 fluid hauling trucks and 14 salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and 1,056 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

GULF OF MEXICO OFFSHORE

    Offshore in the Gulf of Mexico, the Company provides workover, well-servicing, completion and drilling services with its fleet of 15 platform rigs, including newly constructed Rig 16, and six jack-up rigs. The Company also provides crews to oil and natural gas well operators under labor contracts. During the year ended December 31, 1997, approximately 71% of the Company's Gulf of Mexico offshore rig hours were related to workover, well-servicing and completion operations with the balance related to contract drilling. Offshore operations are normally conducted 24 hours a day, seven days a week, under a term contract that is either for a specific period of time or until a program of work is completed. The Company is paid on a daily rate basis for its services.

INTERNATIONAL

    Internationally, the Company provides workover, well-servicing and drilling services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. During 1997, the Company operated in nine foreign countries. The Company has 59 rigs in foreign locations, of which 26 are located in the Middle East, principally in Saudi Arabia, 30 in South America, principally in Argentina, two in Australia and one in Malaysia. Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a customer's program is completed. The Company is paid on a daily rate basis for its services. The Company currently conducts a part of its foreign operations through unconsolidated joint venture companies in each of which it has approximately a 50% participation. The principal joint venture operation is conducted in Saudi Arabia (Pool Arabia, Ltd.). The Company uses the equity method to account for its unconsolidated affiliates. See Note 10 of Notes to Consolidated Financial Statements.

ALASKA

    In Alaska, the Company provides drilling, workover and well-servicing with its fleet of four specialized Arctic land drilling rigs and two offshore platform rigs. The Company also provides crews to oil and natural gas well operators in Alaska under labor contracts. The Company's services are principally provided onshore on the North Slope and offshore in the Cook Inlet. Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a program is completed. The Company is paid on a daily rate basis for its services.

FINANCIAL DATA BY SERVICE LINES

    The following table presents information by service lines:

                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                               ---------------------------------------
                                                                 1997           1996            1995
                                                               ---------      ---------      ---------
                                                                           (IN THOUSANDS)

Revenues:
  Domestic onshore well-servicing and production services:
       Central division ..................................     $ 171,118      $ 138,428      $ 134,423
       California division ...............................        96,419         81,416         58,780
  Gulf of Mexico offshore workover/drilling ..............        80,957         58,545         37,415
  International workover/drilling and related services ...        76,631         45,536         26,260
  Alaska workover/drilling ...............................        26,797         24,633         20,427
                                                               ---------      ---------      ---------
           Total .........................................     $ 451,922      $ 348,558      $ 277,305
                                                               =========      =========      =========

Earnings Attributable to Unconsolidated Affiliates (1):
  International workover/drilling and related services ...     $   3,080      $   2,244      $   2,955
                                                               =========      =========      =========

Depreciation and Amortization:
  Domestic onshore well-servicing and production services:
       Central division ..................................     $   7,072      $   5,094      $   5,238
       California division ...............................         3,820          3,230          2,134
  Gulf of Mexico offshore workover/drilling ..............         4,435          3,028          2,212
  International workover/drilling and related services ...         6,410          3,810          2,424
  Alaska workover/drilling ...............................         3,141          3,248          2,845
  Corporate ..............................................           144            135            149
                                                               ---------      ---------      ---------
           Total .........................................     $  25,022      $  18,545      $  15,002
                                                               =========      =========      =========

Income (Loss) Before Income Taxes and Minority Interest:
  Domestic onshore well-servicing and production services:
       Central division ..................................     $  18,195      $   8,903      $   5,927
       California division ...............................         6,800          4,531          3,828
  Gulf of Mexico offshore workover/drilling ..............        15,917          6,536            161
  International workover/drilling and related services ...        11,170          4,954          2,682
  Alaska workover/drilling ...............................         2,157          1,259           (367)
  Corporate ..............................................       (11,942)        (9,122)        (7,118)
                                                               ---------      ---------      ---------
           Total .........................................     $  42,297      $  17,061      $   5,113
                                                               =========      =========      =========

-------------------

(1) Some of the Company's operations are conducted through unconsolidated affiliates, which are accounted for using the equity method. See Note 3 of Notes to Consolidated Financial Statements for information related to the Antah Drilling acquisition in 1996.

                                   EMPLOYEES

    At December 31, 1997, the Company had 6,584 employees, of whom 649 were employed by unconsolidated affiliates. Approximately 305 employees in Argentina and 96 employees in Australia are represented by collective bargaining units. Management believes that the Company's relationship with its employees is excellent.


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

    The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities are routinely examined by foreign tax authorities. The Company maintains reserves for potential tax audit assessments and, in the opinion of management, any additional provision ultimately determined to be required as a result of such examinations or assessments will not be material to the Company's financial statements.

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

    Laws protecting the environment have generally become more stringent than in the past and are expected to continue to do so. Environmental laws and regulations typically impose "strict liability," which means that in some situations the Company could be exposed to liability for cleanup costs and other damages as a result of conduct of the Company that was lawful at the time it occurred or conduct of, or conditions caused by, others. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition.
From time to time, claims have been made and litigation has been brought against the Company under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on the Company's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future.

    Under the Comprehensive Environmental Response, Compensation and Liability Act and related state laws and regulations, liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. The Company has been notified of its possible involvement with respect to the cleanup of two sites which were formerly operated by parties unrelated to the Company as oilfield waste disposal facilities, and has been named as a potentially responsible party with respect to the cleanup of one other site which was formerly operated by various parties unrelated to the Company as an oil refining and reclamation facility. The Company has been released from liability with respect to the cleanup of one of these sites at a cost of less than $0.1 million. Although at this time information about the remaining matters has not been fully developed and it is not feasible to predict their outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on the Company's financial statements.

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

PATENTS AND TRADEMARKS

    The Company owns several U.S. patents on designs for various types of oilfield equipment and on methods for conducting certain oilfield activities. The Company uses some of these designs and methods in the conduct of its business. The patents expire at various times through the year 2014. The Company also has several trademarks and service marks that it uses in various aspects of its business. While management believes the Company's patent and trademark rights are valuable, the expiration or loss thereof would not have a material adverse effect on the Company's financial statements.

COMPETITIVE CONDITIONS

    Although the number of available rigs has materially decreased over the past ten years, the well-servicing, workover and drilling industry remains very competitive. The number of rigs continues to exceed demand, resulting in severe price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. In all of the Company's market areas, competitive factors also include: the availability and condition of equipment to meet both special and general customer needs; the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services such as fluid hauling, fluid storage tank rental and salt water disposal. As an enhancement to its competitive position, the Company has been able to establish strategic alliances with major customers in its domestic onshore, international and Alaska markets. Many smaller competitors may not be able to allocate the resources necessary to enter into such alliances. One customer, Shell Oil Company and its affiliates, accounted for approximately 11% of the Company's consolidated revenues during both 1996 and 1995. During 1997, no single customer accounted for more than 10% of the Company's consolidated revenues.

    Certain competitors are present in more than one of the Company's markets, although no one competitor operates in all of these areas. In the domestic onshore market, the Company, with 758 well-servicing rigs, and Key Energy Group, Inc., with a similar number of well-servicing rigs, are the two largest well-servicing providers. In this market, the third largest competitor has approximately 500 well-servicing rigs, and several hundred competitors have smaller regional or local rig operations. In each of its domestic onshore locations, the Company competes with several firms of varying size. In the Gulf of Mexico, the Company is among five principal competitors providing workover/maintenance services, the two largest of which are Pride Petroleum Services, Inc. and an affiliate of Nabors Industries, Inc. Internationally, the Company competes directly with various competitors at each location where it operates, none of which is dominant. In Alaska, the Company has six major competitors, the largest of which are Nabors Industries, Inc. and Doyon Drilling, Inc.

                               EXECUTIVE OFFICERS

    The following table sets forth the names, ages and positions of the executive officers of the Company. Officers are elected annually following the Annual Meeting of Shareholders and serve one-year terms or until their successors are elected and qualified to serve.

             NAME                AGE                           POSITION
     ---------------------     -------      -----------------------------------------------------------
     James T. Jongebloed         56         Chairman, President and Chief Executive Officer
     William J Myers             61         Group Vice President - U.S. Operations
     Ronald G. Hale              49         Group Vice President - International Operations
     Ernest J. Spillard          58         Senior Vice President, Finance
     G. Geoffrey Arms            54         Vice President and General Counsel; Corporate Secretary
     Louis E. Dupre              51         Vice President, Human Resources

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

    Mr. Arms has served as Vice President and General Counsel of the Company since 1985 and Corporate Secretary since 1990.

    Mr. Dupre has been Vice President, Human Resources of the Company since 1994, and served as the Company's Controller from 1986 to 1994.

ITEM 2. PROPERTIES

                            RIG AND EQUIPMENT FLEET

    The following table sets forth the type, number and location of the domestic onshore equipment operated by the Company (excluding Alaska) as of December 31, 1997:

                                                                  WELL-     FLUID     FLUID  SALT WATER
                                                                SERVICING  HAULING   STORAGE  DISPOSAL
                                                                  RIGS      TRUCKS    TANKS     WELLS
                                                                --------   -------- --------- --------

Central Division:
  Western District (West Texas and New Mexico) .............       198       127       339         7
  Eastern District (Central and East Texas and Louisiana)..         34        52       175         2
  Southwest Texas District .................................        91       100       389         2
  South Texas District .....................................        45        56       126         1
  Rocky Mountain District (North Dakota, Montana and Utah)..        52         2        --        --
  Oklahoma District (North Texas, Arkansas and Oklahoma) ...        79        17        27         2
                                                                 -----     -----     -----     -----
                                                                   499       354     1,056        14
                                                                 -----     -----     -----     -----
California Division:
  Northern District ........................................       178        --        --        --
  Southern District ........................................        81        --        --        --
                                                                 -----     -----     -----     -----
                                                                   259        --        --        --
                                                                 -----     -----     -----     -----
Total ......................................................       758       354     1,056        14
                                                                 =====     =====     =====     =====

    The following table sets forth the type, number and location of the Alaska, Gulf of Mexico, California offshore and International rigs owned by the Company and its joint ventures as of December 31, 1997:

                                      LAND                PLATFORM             JACKUP
                               ------------------    -------------------  ------------------
                               DRILLING  WORKOVER    DRILLING   WORKOVER  DRILLING  WORKOVER      TOTAL
                               --------  --------    --------   --------  --------  --------     --------

Alaska .................          4         --          2         --         --         --          6
Gulf of Mexico .........         --         --          2         12         --          6         20
California Offshore ....         --         --         --          1         --         --          1

International:
  Saudi Arabia .........          7         11         --         --          1         --         19
  Oman .................          1          3         --         --         --         --          4
  Pakistan .............          1          2         --         --         --         --          3
  Ecuador ..............          4          5         --         --         --         --          9
  Argentina ............          9         11         --         --         --         --         20
  Guatemala ............          1         --         --         --         --         --          1
  Malaysia .............         --         --         --          1         --         --          1
  Australia ............         --         --          1          1         --         --          2
                               ----       ----       ----       ----       ----       ----       ----
     Total International         23         32          1          2          1         --         59
                               ----       ----       ----       ----       ----       ----       ----
Total ..................         27         32          5         15          1          6         86
                               ====       ====       ====       ====       ====       ====       ====

                                OTHER PROPERTIES

    The Company's corporate offices are located in Houston, Texas, where the Company leases office space from ENSERCH Corporation at market rates under an agreement that expires in December 2002. The Company also leases from an unrelated party a 65-acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. The annual lease payments are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expired in September 1997. Based on a conclusion that none of the facility is likely to be used in its future operations, the Company, in the fourth quarter of 1994, recorded a provision of $23.6 million to recognize all future lease expense, net of anticipated sublease income. The Company owns 42 and leases 60 domestic office and yard locations of which six locations are not currently used. Internationally, the Company leases office and yard facilities at 12 locations and owns facilities at five locations, all of which are currently used. In Alaska, the Company leases an office and yard facility in Anchorage and a yard facility on the North Slope.

    As partial consideration for the acquisition of DA&S in 1997 and GPC in 1995, the Company issued notes which are collateralized by the well-servicing rigs and related equipment and certain real property obtained in the respective acquisitions.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                      MARKET PRICES AND COMMON STOCK DATA

    The Company's common stock is traded on the Nasdaq National Market under the symbol "PESC." At February 5, 1998, the approximate number of holders of record of the Company's common stock was 2,575. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated, as reported by Nasdaq.

                                                             PRICE
                                                    ----------------------
                                                       HIGH         LOW
                                                    ---------    ---------
    1997
        Fourth Quarter   . . . . . . . . . . . .       $41 1/2       $19 1/2
        Third Quarter    . . . . . . . . . . . .        39 1/8        18 1/4
        Second Quarter   . . . . . . . . . . . .        18 1/2        12
        First Quarter    . . . . . . . . . . . .        18 3/4        12 5/8

    1996
        Fourth Quarter   . . . . . . . . . . . .       $16 5/8       $12 1/2
        Third Quarter    . . . . . . . . . . . .        13 1/2        10 1/8
        Second Quarter   . . . . . . . . . . . .        14 5/8        11
        First Quarter    . . . . . . . . . . . .        11 5/8         8 5/8

                                DIVIDEND POLICY

    The Company has not paid dividends on its common stock. The Board of Directors currently intends to retain any earnings for use in the Company's business and does not intend to pay dividends in the foreseeable future. In addition, certain of the Company's credit facilities prohibit the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and Note 6 of Notes to the Consolidated Financial Statements.

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

                                                                                  YEAR ENDED DECEMBER 31
                                                         --------------------------------------------------------------------
                                                         1997 (1)       1996 (2)        1995 (3)      1994 (4)         1993
                                                         ---------      ---------      ---------     ---------      ---------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

OPERATING DATA:
  Revenues .........................................     $ 451,922      $ 348,558      $ 277,305     $ 229,175      $ 240,524
  Earnings Attributable to Unconsolidated
      Affiliates ...................................         3,080          2,244          2,955         5,016          6,860
  Costs and Expenses:
      Operating expenses ...........................       334,592        267,692        219,074       182,012        187,412
      Selling, general and administrative
          expenses .................................        53,343         46,773         39,927        36,927         37,797
      Depreciation and amortization ................        25,022         18,545         15,002        13,760         16,307
      Acquisition related costs (5) ................            77             33            622            --             --
      Provision for leasehold impairment (6) .......            --             --             --        23,551             --
                                                         ---------      ---------      ---------     ---------      ---------
                 Total .............................       413,034        333,043        274,625       256,250        241,516
                                                         ---------      ---------      ---------     ---------      ---------
  Other Income (Expense) - Net .....................         4,617          2,095          1,289         1,202          2,239
  Interest Expense .................................         4,288          2,793          1,811           253            508
                                                         ---------      ---------      ---------     ---------      ---------
  Income (Loss) Before Income Taxes and Minority
      Interest .....................................        42,297         17,061          5,113       (21,110)         7,599
  Income Tax Provision (Credit) ....................        15,706          7,524          1,981        (8,381)         1,399
  Minority Interest in Loss of Consolidated
      Subsidiary ...................................           (87)          (103)            --            --             --
                                                         ---------      ---------      ---------     ---------      ---------
  Net Income (Loss) ................................     $  26,678      $   9,640      $   3,132     $ (12,729)     $   6,200
                                                         =========      =========      =========     =========      =========
  Earnings (Loss) Per Share of Common Stock ........     $    1.39      $     .58      $     .23     $    (.94)     $     .46
                                                         =========      =========      =========     =========      =========

  Earnings (Loss) Per Share of Common Stock -
      assuming dilution ............................     $    1.36      $     .58      $     .23     $    (.94)     $     .46
                                                         =========      =========      =========     =========      =========

BALANCE SHEET DATA (AT PERIOD END):
  Cash and Cash Equivalents ........................     $  18,993      $  21,837      $   5,492     $   2,560      $   4,603
  Property, Plant and Equipment - Net ..............       259,793        189,125        124,024       101,536         85,297
  Total Assets .....................................       479,195        341,217        248,443       209,818        193,154
  Long-Term Debt and Notes Payable to Related
      Parties (excluding current maturities) .......        79,322         23,068         15,784           369             --
  Shareholders' Equity .............................       233,738        197,123        136,027       128,639        141,345
OTHER DATA:
  EBITDA (7) .......................................     $  71,607      $  38,399      $  21,926     $  16,454      $  24,414
  Property Additions (8) ...........................        60,355         30,662         23,436        10,897         14,223

------------

 (See footnotes on following page.)

(1) Includes the results from A.A. since its November 1997 acquisition, Trey since its October 1997 acquisition and DA&S since its June 1997 acquisition, all of which were accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.

(2) Includes the results from Antah Drilling (now Pool Malaysia) since the acquisition of the interest of the Company's partner in October 1996 and PIASA since the August 1996 purchase of the 51% controlling interest, both of which were accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.

(3) Includes the results from GPC since its June 1995 acquisition, which was accounted for under the purchase method. See Note 3 of Notes to Consolidated Financial Statements.

(4) Includes the results from Pool Arctic Alaska since the acquisition of the interest of the Company's partner in September 1994, which was accounted for under the purchase method.

(5) See Note 3 of Notes to Consolidated Financial Statements for a discussion of the June 1995 GPC acquisition related costs of $0.6 million pretax ($0.4 million, or $.03 per share, after-tax).

(6) See Note 7 of Notes to Consolidated Financial Statements for a discussion of the $23.6 million pretax ($15.3 million, or $1.13 per share, after-tax) provision for leasehold impairment.

(7) EBITDA (earnings before interest, taxes, depreciation and amortization, minority interest and provision for leasehold impairment) is not a measure of financial performance under generally accepted accounting standards, but is presented here to provide additional information about the Company's operations. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity. EBITDA presented above may not be comparable to similarly titled measures of other companies. See Consolidated Financial Statements - Statements of Consolidating Cash Flows for information regarding the Company's operating, investing and financial cash flow activities.

(8)   Excluding acquisitions of businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

ACQUISITIONS

     A.A. Oilfield Service, Inc.     In November 1997, the Company acquired A.A.
for $4.1 million in cash. This acquisition included 18 oilfield trucks, one salt water disposal well and related equipment based in Hobbs, New Mexico. See "- Financial Condition and Liquidity - Long-Term Debt - Revolving Line of Credit" and Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     Trey Services, Inc.     In October 1997, the Company acquired all of the
outstanding capital stock of Trey and certain associated operating assets for $31.3 million in cash. Prior to the acquisition, Trey, through its wholly-owned subsidiary, R&H, operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas. See "- Financial Condition and Liquidity - Long-Term Debt - Revolving Line of Credit" and Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

    D A & S Oil Well Servicing, Incorporated.     In June 1997, the Company
acquired all the outstanding capital stock of DA&S for $10.5 million. Prior to the acquisition, DA&S operated a fleet of 37 land well-servicing rigs from yards in Hobbs and Eunice, New Mexico and Andrews, Texas. See "- Financial Condition and Liquidity - Long-Term Debt - DA&S Acquisition Debt" and Note 3 of Notes to Consolidated Financial Statement for a discussion of this acquisition.

    Antah Drilling Sdn. Bhd.    In October 1996, the Company acquired the 51%
interest that it did not already own in Antah Drilling (now Pool Malaysia). The purchase price and the repayment of certain indebtedness that Antah Drilling owed to the Company's former partner in that venture totaled $9.0 million. Pool Malaysia's assets include Rig 489, a 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in Australia in August 1996, and an offshore platform workover rig currently operating under a contract in Malaysia. See "- Financial Condition and Liquidity - Long-Term Debt - Antah Drilling Acquisition Debt" and Note 3 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

    Pool International Argentina S.A.    In August 1996, the Company acquired
for approximately $8.7 million in cash a 51% controlling interest in PIASA. PIASA's nine land drilling rigs and 11 land workover rigs operate in the Mendoza and Neuquen basins of Argentina. For financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA are consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom have been reflected as "minority interest" in the Company's consolidated financial statements.

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

1997 COMPARED TO 1996

    The Company had net income of $26.7 million in 1997, compared with $9.6 million in 1996, despite the fact that the average price of crude oil was approximately 7% lower in 1997 than in 1996 and average domestic natural gas prices decreased approximately 2% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) increased activity and rates for the jack-up and platform rigs in the Gulf of Mexico, including the full-year effect of operating Rig 18, a previously idle platform drilling rig which was refurbished and placed in service in the Gulf of Mexico in mid-September 1996, (ii) inclusion of results from the land well-servicing rigs acquired from Western Oil in June 1996, from the DA&S acquisition in June 1997 and from the Trey acquisition in October 1997 (see "- Acquisitions"), (iii) increased land rig activity and rates in California and the Austin Chalk and lower Gulf coast areas of Texas, and (iv) increased production services activity and rates in Texas. The Company's domestic onshore operation rig hours were 13% higher for 1997 than in 1996. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 76% in 1997, compared to 71% in 1996; and average rig rates were 35% higher in the 1997 period. Results from the Company's international operations increased primarily due to the full-year effect of operating Rig 489 (an offshore platform drilling rig owned by Pool Malaysia that was newly constructed in 1996 and commenced a three-year contract in Australia in August 1996) and higher rig activity in Oman and Saudi Arabia.

    Revenues.    Revenues were $451.9 million in 1997, a 30% increase over
revenues of $348.6 million in 1996. This increase was attributable to (i) increased activity and rates for the Company's jack-up and platform rigs in the Gulf of Mexico, including the full-year effect of operating Rig 18, (ii) the inclusion of revenues from the 23 land well-servicing rigs purchased from Western Oil in June 1996, the 37 land well-servicing rigs acquired in the June 1997 DA&S acquisition and the 67 land well-servicing rigs acquired in the October 1997 Trey acquisition (see "- Acquisitions"), (iii) higher domestic land well-servicing activity and rates in California and the Austin Chalk and lower Gulf coast areas of Texas, (iv) the inclusion of revenues from the two offshore platform rigs owned by Pool Malaysia (previously Antah Drilling), the results of which were included in earnings attributable to unconsolidated affiliates in the first nine months of 1996 (see "- Acquisitions - Antah Drilling Sdn. Bhd."), (v) the full-year effect of revenues from the Argentina rigs owned by PIASA (see "- Acquisitions - Pool International Argentina S.A."),
(vi) higher production services activity and rates in Texas, and (vii) higher rig activity in Oman and Guatemala during 1997. These revenue increases were offset partly by lower revenues from operations in Ecuador, Pakistan and Tunisia, where land rig activity declined.

    Domestic onshore well-servicing and production services revenues increased $47.7 million or 22% in 1997 from 1996, chiefly as a result of the inclusion of results from rigs acquired from Western Oil, DA&S and Trey. Domestic onshore rig utilization was 56% in 1997, compared to 52% in 1996. Domestic onshore well-servicing rig hours increased from approximately 1,119,000 in 1996 to approximately 1,259,000 in 1997. Gulf of Mexico offshore workover and drilling revenues increased $22.4 million or 38%, international operations revenues increased $31.1 million or 68%, and Alaska operations revenues increased $2.2 million or 9%, compared to 1996.

    Earnings Attributable to Unconsolidated Affiliates.    Earnings
attributable to unconsolidated affiliates were $3.1 million in 1997, compared to $2.2 million in 1996. Earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, increased $1.4 million from 1996 to $3.1 million in 1997 partly as a result of higher rig utilization during 1997 and a day rate increase for one of the drilling rigs in 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

    Costs and Expenses.    The Company's costs and expenses were $413.0 million
in 1997, a 24% increase compared to costs and expenses of $333.0 million in 1996. The increase was primarily due to the inclusion of costs and expenses related to (i) increased domestic onshore rig and production services activity, including costs and expenses of operating the land well-servicing rigs acquired from Western Oil in June 1996, DA&S in June 1997 and Trey in October 1997, (ii) the operation of Rig 18 for a full year and increased jack-up and platform rig activity in the Gulf of Mexico, (iii) a full year of operations for PIASA's 20 land rigs in Argentina, (iv) the inclusion, after the Company's acquisition of its partner's interest in Antah Drilling (now Pool Malaysia) in October 1996, of costs and expenses associated with the operation of two offshore platform rigs owned by Pool Malaysia, and (v) higher rig activity in Oman and Guatemala. The increase was partly offset by decreased costs and expenses in Ecuador, Pakistan and Tunisia due to lower land rig activity in those operations during 1997.

    Other Income - Net.    Other income-net was $2.5 million higher in 1997
than in 1996 primarily due to higher gains on dispositions of equipment, including a $0.7 million pre-tax gain on the sale of an obsolete offshore rig which had been idle for several years and $1.9 million in pre-tax gains from insurance settlements in 1997.

    Interest Expense.    Interest expense was $1.5 million higher in 1997 than
in 1996 primarily due to interest expense on borrowings under the Company's $130 million syndicated bank revolving line of credit, the term loans assumed in the October 1996 Antah Drilling acquisition and the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997, partially offset by a reduction in interest expense due to the scheduled principal payments made on the Company's other debt and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of GPC. See Note 6 of Notes to Consolidated Financial Statements.

    Income Taxes.    The Company recorded income tax expense of $15.7 million
(which included $10.7 million of deferred taxes) on income before income taxes and minority interest of $42.3 million in 1997, compared to income tax expense of $7.5 million on income before income taxes and minority interest of $17.1 million in 1996. The increase in income tax expense in 1997 compared to 1996 was primarily due to an increase in pre-tax income in 1997, as a result of the factors described above. See Note 5 of Notes to Consolidated Financial Statements for the reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes.

1996 COMPARED TO 1995

    The Company had net income of $9.6 million in 1996, compared with $3.1 million in 1995. The 1995 net income included a $0.4 million after-tax charge for costs related to the GPC acquisition. The average price of crude oil was approximately 20% higher in 1996 than in 1995, and average natural gas prices increased approximately 64%, comparing the same periods. Results from the Company's domestic operations improved primarily due to the higher activity and increased rates for the Company's jackup rigs in the Gulf of Mexico and the inclusion in 1996 of a full year's results from rigs and equipment acquired in the June 1995 GPC acquisition. The Company's domestic onshore operation reported rig hours 12% higher for 1996 than 1995, primarily due to the inclusion of rigs acquired in the GPC acquisition. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 71% in 1996, compared to 65% in 1995; average rig rates were 29% higher in the 1996 period. Results from the Company's international operations increased primarily due to higher land drilling activity in Ecuador and the operation of two new offshore platform rigs in Australia (Rig 453, an offshore platform workover rig constructed in 1995, and Rig 489, a newly constructed offshore platform drilling rig owned by Pool Malaysia). See "- Acquisitions - Antah Drilling
Sdn. Bhd."

    Revenues.    Revenues were $348.6 million in 1996, compared to $277.3
million in 1995. This increase was attributable to (i) the inclusion of revenues for the entire year of 1996 from rigs and equipment acquired in the June 1995 GPC acquisition (see "- Acquisitions - Golden Pacific Corp."), (ii) higher activity and increased rates for the jackup rigs, increased rates for the platform rigs and increased labor contract activity in the Gulf of Mexico,
(iii) a full year's revenues for Rig 453 in Australia, (iv) higher land drilling activity in Ecuador, (v) the inclusion since October 1996 of revenues from the two offshore rigs owned by Pool Malaysia

(see "- Acquisitions - Antah Drilling Sdn. Bhd."), (vi) the inclusion since August 1996 of revenues from the Argentina rigs acquired in the PIASA acquisition (see "- Acquisitions - Pool International Argentina S.A."), and
(vii) higher revenues from the operation of an Arctic land drilling rig that had been on standby status for all of 1995.

    Domestic onshore well-servicing and production services revenues increased $26.6 million or 14% in 1996 from 1995, chiefly as a result of the GPC acquisition. Domestic onshore rig utilization was 52% in both 1996 and 1995. Domestic onshore well-servicing rig hours increased from approximately 1,003,000 in 1995 to approximately 1,119,000 in 1996, due primarily to the GPC acquisition. In 1996, Gulf of Mexico offshore workover and drilling revenues increased $21.1 million or 56%, international operations revenues increased $19.3 million or 73%, and Alaska operations revenues increased $4.2 million or 21%, compared to 1995.

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

    Costs and Expenses. The Company's costs and expenses were $333.0 million in 1996, compared to $274.6 million in 1995. Such increase was chiefly attributable to the inclusion in 1996 of a full year's costs and expenses related to the rigs and equipment obtained in the June 1995 acquisition of GPC. In addition, costs and expenses increased due to (i) the higher jackup rig and labor contract activity in the Gulf of Mexico, (ii) a full year's operating costs for Rig 453 in Australia, (iii) higher land drilling activity in Ecuador,
(iv) the inclusion since October 1996 of costs and expenses related to the rigs owned by Pool Malaysia, (v) the inclusion since August 1996 of costs and expenses related to the Argentina rigs owned by PIASA, (vi) higher costs and expenses relating to the operation of the Arctic land drilling rig that had been on standby status for all of 1995, and (vii) higher corporate expenses due to increased bonus and supplementary executive retirement plans expenses. Costs and expenses in 1995 included $0.6 million of expenses related to the GPC acquisition, primarily for yard closings.

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

    Income Taxes.    The Company recorded income tax expense of $7.5 million on income before income taxes and minority interest of $17.1 million in 1996, compared to income tax expense of $2.0 million on income before income taxes of $5.1 million in 1995. The increase in income tax expense was primarily due to stronger operating results in 1996 compared to 1995. The 1995 income tax expense included the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to its U.S. federal net operating loss carryforwards.

                       FINANCIAL CONDITION AND LIQUIDITY

    The Company had cash and cash equivalents of $19.0 million at December 31, 1997 compared to $21.8 million at December 31, 1996. Working capital was $59.1 million and $47.6 million at December 31, 1997 and 1996, respectively.

CASH FLOWS

    For the year ended December 31, 1997, net cash flows provided by operating activities were $42.4 million, compared with $17.7 million and $23.6 million in 1996 and 1995, respectively. The Company used a net $84.9 million for investing activities in 1997, primarily for capital expenditures of $60.4 million, including $9.1 million for the purchase and modification of a jack-up workover rig and $8.3 million for the construction of a new platform drilling rig, both for operation in the Gulf of Mexico. Cash used for investing activities in 1997 also included $28.9 million, net of cash acquired, for the purchase of Trey, $3.5 million, net of cash acquired, for the purchase of A.A., and $0.4 million, net of cash acquired, for the purchase of DA&S, partially offset by $6.8 million of proceeds from dispositions of equipment and the return of $1.0 million of cash that had been placed in escrow as collateral in connection with a leaseback arrangement. The Company used a net $50.6 million for investing activities in 1996, primarily for capital expenditures of $30.7 million, including $8.4 million for the refurbishment of Rig 18. Cash used for investing activities during 1996 also included $8.9 million, net of cash acquired, for the purchase of 51% of Antah Drilling, $8.7 million for the acquisition of a 51% controlling interest in PIASA, and $4.0 million for the purchase of the operating assets of Western Oil, offset partly by $2.3 million of proceeds from dispositions of equipment. The Company used a net $24.1 million for investing activities in 1995, primarily for capital expenditures of $23.4 million, including $6.9 million for the construction of a new offshore platform workover rig, Rig 453, which began earning revenues in Australia in the third quarter of 1995, and $3.4 million, net of cash acquired, used in connection with the GPC acquisition and the related direct acquisition costs, partly offset by $2.4 million of proceeds from dispositions of equipment

SECONDARY PUBLIC OFFERING

    In July 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company used the net proceeds principally as follows: (i) $10.9 million in connection with the August 1996 PIASA acquisition, (ii) approximately $9 million in connection with the October 1996 Antah Drilling acquisition, (iii) $4.5 million in connection with the June 1996 Western Oil asset acquisition, (iv) $8.4 million in connection with the refurbishment of Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, and (v) for repayment of debt under the Company's syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances.

LONG-TERM DEBT

     Revolving Line of Credit.     On September 30, 1997, the Company entered
into a three-year $130 million syndicated bank revolving line of credit agreement (the "Line of Credit") to replace its existing $40 million revolving bank line of credit and $15.6 million of long-term debt and to provide financing for future growth opportunities. The maximum availability under the Line of Credit is $130 million, including up to $15 million that may be used to support letters of credit. At February 6, 1998, the Company had drawn $65.8 million in cash under the Line of Credit, and an additional $11.8 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations. During February 1998, the Company received a commitment for an increase in the amount available under the Line of Credit from $130 million to $180 million, which is expected to become effective by March 31, 1998. This additional financing may be used to initially finance the acquisition of Sea Mar, Inc. (see "- Subsequent Event"), although the Company plans to complete a private placement of $150 million 10-year subordinated notes for the purpose of providing funds for the acquisition and to reduce the outstanding balance under the Line of Credit. Notes issued under the Line of Credit are prepayable at any time and are due at expiration on October 2, 2000. The Line of Credit agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones relating to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Line of Credit are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries. The Company incurred $1.6 million of debt financing costs during 1997 in connection with the Line of Credit, which is being amortized over the term of the agreement.

    In October 1997, the Company acquired all of the outstanding capital stock of Trey and certain associated operating assets for $31.3 million in cash. At the time this transaction was consummated, $2.4 million of R&H debt was retired, and $6.4 million was paid to certain key employees of R&H in connection with incentive compensation arrangements. These transactions were financed in part with borrowings under the Line of Credit. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

    In November 1997, the Company acquired all of the outstanding capital stock of A.A. for $4.1 million in cash. This transaction was financed with borrowings under the Line of Credit. At the time this transaction was consummated, $0.3 million of A.A. debt was immediately retired. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

    DA&S Acquisition Debt.     In June 1997, the Company acquired all of the
outstanding capital stock of DA&S for $10.5 million, consisting of $10.1 million of 9% long-term notes, the last of which are due in 2003, and $0.4 million in cash. As part of the DA&S acquisition, the Company assumed $0.8 million of DA&S debt, all of which was immediately retired. See Notes 3 and 6 of Notes to Consolidated Financial Statements for further discussion.

    Antah Drilling Acquisition Debt.    In connection with the Antah Drilling
acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which aggregated $14.6 million at October 1996. In October 1997, the remaining balance of $9.3 million was paid off with borrowings under the Line of Credit. The Company made scheduled principal payments of $3.9 million in 1997 and $1.4 million between October and December of 1996. See Notes 3 and 6 of Notes to Consolidated Financial Statements for further discussion.

    Australia Rig 453 Debt.    In January 1996, the Company received $6.5
million under a four-year term loan agreement (the "Australia Loan") in order to refinance the construction costs incurred during 1995 to build Rig 453. The rig construction costs were initially funded from the Company's cash resources and borrowings under its then existing line of credit. In October 1997, the remaining balance of $3.5 million was paid off with borrowings under the Line of Credit. The Company made scheduled principal payments on the Australia Loan of $1.2 million in 1997 and $1.8 million in 1996. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

    Golden Pacific Corp. Acquisition Debt.    In June 1995, the Company
acquired all of the outstanding capital stock of GPC for approximately $18.8 million, consisting of $11.5 million of 10% notes due in 2005, approximately $3.1 million in cash and 493,543 shares of the Company's common stock valued at $4.2 million. The outstanding principal amount of such notes was reduced $4.0 million as of August 31, 1997 as a result of an August 1997 agreement between the sellers of GPC ("Sellers") and the Company that resolved certain issues that had arisen in connection with the GPC purchase agreement. There was a corresponding $4.0 million increase to common stock, as the August 1997 agreement effectively revalued the shares of the Company's common stock received by the Sellers in connection with the June 1995 acquisition. The August

1997 agreement also resulted in a further reduction of $0.9 million, as of November 30, 1997, of the Sellers' notes in satisfaction of a receivable from the Sellers of like amount. Due to this reduction in principal amount, payment of these notes is now due to be completed in 2002. The Company made scheduled principal payments of $0.6 million in 1997 and $1.5 million in 1996 related to these notes. See Notes 3 and 6 of Notes to Consolidated Financial Statements for further discussion.

    Also in connection with the GPC acquisition, the Company assumed a liability for certain deferred compensation obligations of GPC. To evidence such obligations, the Company issued notes aggregating $1.5 million in principal amount to three employees of GPC and made scheduled principal payments with respect to such notes during 1997, 1996 and 1995 of $0.9 million, $0.4 million and $0.2 million, respectively. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

    As part of the GPC acquisition, the Company assumed GPC's debt of $2.0 million, all of which was immediately retired.

    Pool Arctic Alaska Acquisition Debt.    The September 1994 Pool Arctic
Alaska acquisition was initially funded from the Company's cash resources and approximately $6.7 million borrowed under the Company's then existing line of credit. In April 1995, the Company obtained a three-year term loan (the "Alaska Loan") to refinance $10.0 million of the purchase price. In October 1997, the remaining balance of $2.7 million was paid off with borrowings under the Line of Credit. During 1997, 1996 and 1995, the Company made scheduled principal payments of $1.9 million, $2.8 million and $2.6 million, respectively, on the Alaska Loan. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

CAPITAL EXPENDITURES

    The Company anticipates that 1998 capital expenditures, excluding business acquisitions, will consist of (i) approximately $52 million for additions and improvements to its existing rig fleet, (ii) approximately $10 million towards the upgrade of an Arctic land drilling rig, (iii) approximately $14 million toward the construction of a new Arctic land drilling rig, (iv) approximately $4.5 million for the electrification and upgrade of a platform workover rig located in the Gulf of Mexico, and (v) $2.3 million for the purchase of two jack-up workover rigs located in the Gulf of Mexico that the Company currently leases. It is anticipated that these expenditures will be financed chiefly through internally generated funds, although the Company may avail itself of borrowings as needed. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

SUBSEQUENT EVENT

    On February 10, 1998, the Company signed a definitive agreement to acquire all the outstanding capital stock of Sea Mar, Inc. ("Sea Mar"), a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico. The consideration includes $60 million in cash, of which $10 million relates to the assignment of rights under a vessel construction contract, and 1,538,462 shares of the Company's common stock. The cash portion is subject to certain adjustments following closing, and the Company will pay additional cash consideration contingent upon Sea Mar reaching certain financial performance targets for the years 1998 and 1999, with the maximum additional payments being $10 million in each year. Sea Mar has a diversified fleet of 25 support vessels, including 15 supply vessels, eight mini-supply vessels and two research vessels. Furthermore, during 1997 Sea Mar contracted with a marine vessel builder to construct ten additional supply and anchor-handling/tug-supply vessels at an estimated aggregate cost of $86 million. These new vessels, with lengths of 200 feet or more and scheduled delivery dates between late 1998 and early 2000, will allow Sea Mar to better serve deeper water markets. Four of the new vessels are under three- to five-year contracts with Rowan Companies, Inc. Sea Mar's services include the marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. It also provides offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations. In international markets, Sea Mar currently has a contract for operations in Venezuela. For the year ended December 31, 1997, Sea Mar reported revenues of approximately $46 million and net income of approximately $14 million. The chief executive officer of Sea Mar will continue to manage the operations of Sea Mar following the acquisition, under a three-year employment contract. This transaction, expected to be completed by March 31, 1998, will be accounted for under the purchase method, and the cash portion of the purchase price is expected to be financed with part of the proceeds from a $150 million debt financing, which is intended to be completed on or about March 31, 1998. See "- Long-Term Debt - Revolving Line of Credit." In addition, Sea Mar has debt of approximately $17 million, which the Company will retire upon acquisition. This acquisition is subject to regulatory approval and other customary closing conditions, and there can be no assurance that the transaction will be consummated.

                                 OTHER MATTERS

ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt this statement in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements, and any effect will be limited to the form and content of the disclosure it requires.

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share.
This statement was adopted in the fourth quarter of 1997 and had no material effect on the Company's computation of earnings per share.

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets including certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement in 1996 had no effect on the Company's financial statements.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has elected to continue to follow the provisions of APB 25 for employee compensation and has disclosed the pro forma information required under SFAS 123 in Note 2 of Notes to Consolidated Financial Statements.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company is currently assessing what computer software will require modification or replacement so that its computer systems will properly utilize dates beyond December 31, 1999. The operation of the Company's rigs, however, will not be directly affected by this Year 2000 Issue, since only a few of the Company's rigs have any functions controlled by computer. The software vendors for the Company's two primary computer systems, the accounting system for its domestic operations and the human resources/payroll system, have recently issued releases which are Year 2000 compliant. The Company plans to implement these new releases before the end of 1998. The Company has several smaller computer systems, particularly in its foreign locations, which are expected to be modified or replaced by mid-1999 in order to become Year 2000 compliant.
The Company will use both internal and external resources to reprogram, or replace, and test its software for Year 2000 modifications. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be resolved in a timely manner. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company presently does not believe that costs to become Year 2000 compliant will have a material adverse effect on the Company's financial statements.

    The costs of becoming Year 2000 compliant and the dates on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these cost or time estimates will be achieved, and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SAN ANGELO LEASE COMMITMENT

    The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas, which it previously used for rig and equipment manufacturing and storage. Annual lease payments are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expired in September 1997. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. After September 1988, the cost associated with the unutilized portion of the facility was charged against this accrued liability, which as of the fourth quarter of 1994 had substantially been used. In the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million, as the Company did not anticipate utilizing any of this facility in its future operations nor did it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments. This provision recognized all future lease expense, net of anticipated sublease income. Future lease payments will be charged against such provision.

FORWARD-LOOKING INFORMATION

    The statements included in this report on Form 10-K regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, the ability of the Company to integrate newly acquired operations and other factors discussed in this annual report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those stated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Pool Energy Services Co.:

    We have audited the accompanying consolidated balance sheets of Pool Energy Services Co. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related statements of consolidated operations and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pool Energy Services Co. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
February 17, 1998

                            POOL ENERGY SERVICES CO.

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31
                                                         ---------------------------------------
                                                            1997           1996           1995
                                                         ---------      ---------      ---------

Revenues ...........................................     $ 451,922      $ 348,558      $ 277,305
Earnings Attributable to Unconsolidated Affiliates..         3,080          2,244          2,955
                                                         ---------      ---------      ---------

         Total .....................................       455,002        350,802        280,260
                                                         ---------      ---------      ---------

Costs and Expenses:
    Operating expenses .............................       334,592        267,692        219,074
    Selling, general and administrative expenses ...        53,343         46,773         39,927
    Depreciation and amortization ..................        25,022         18,545         15,002
    Acquisition related costs ......................            77             33            622
                                                         ---------      ---------      ---------

         Total .....................................       413,034        333,043        274,625
                                                         ---------      ---------      ---------

Other Income (Expense) - Net .......................         4,617          2,095          1,289
Interest Expense ...................................         4,288          2,793          1,811
                                                         ---------      ---------      ---------

Income Before Income Taxes and Minority Interest ...        42,297         17,061          5,113
Income Tax Provision ...............................        15,706          7,524          1,981
Minority Interest in Loss of Consolidated
    Subsidiary .....................................           (87)          (103)            --
                                                         ---------      ---------      ---------

Net Income .........................................     $  26,678      $   9,640      $   3,132
                                                         =========      =========      =========

Earnings Per Share of Common Stock .................     $    1.39      $     .58      $     .23
                                                         =========      =========      =========

Earnings Per Share of Common Stock -
    assuming dilution ..............................     $    1.36      $     .58      $     .23
                                                         =========      =========      =========

                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31
                                                                       ------------------------------------
                                                                         1997          1996           1995
                                                                       --------      --------      --------

Operating Activities:
  Net Income .......................................................     $ 26,678      $  9,640      $  3,132
  Noncash items included above:
    Depreciation and amortization ..................................       25,022        18,545        15,002
    Deferred income taxes ..........................................       10,741         4,178         1,261
    Undistributed earnings of unconsolidated affiliates ............       (3,018)       (2,221)       (2,895)
    Other - net ....................................................       (1,064)         (753)         (218)
  Payment of pre-1990 personal injury and property damage claims ...         (820)          (45)          (37)
  Payment for lease of manufacturing facility, net of sublease .....       (1,773)       (1,610)       (2,060)
  Cash dividends received from unconsolidated affiliates ...........        1,607         1,663         2,885
  Other - net ......................................................         (794)         (963)         (723)
  Net effect of changes in operating working capital ...............      (14,192)      (10,719)        7,248
                                                                         --------      --------      --------

  Net Cash Flows Provided by Operating Activities ..................       42,387        17,715        23,595
                                                                         --------      --------      --------

Investing Activities:
  Property additions ...............................................      (60,355)      (30,662)      (23,436)
  Expenditures for acquisitions, including acquisition costs, less
    cash acquired ..................................................      (32,869)      (22,366)       (3,431)
  Proceeds from disposition of property, plant and equipment .......        6,829         2,335         2,400
  Decrease in restricted cash ......................................          974           152           154
  Other - net ......................................................          519           (15)          204
                                                                         --------      --------      --------

  Net Cash Flows Used for Investing Activities .....................      (84,902)      (50,556)      (24,109)
                                                                         --------      --------      --------

Financing Activities:
  Proceeds from issuance of common stock, net ......................           --        47,455            --
  Proceeds from exercise of stock options ..........................        3,300         3,376            61
  Proceeds and repayments of short-term borrowings - net ...........           --            --        (1,600)
  Retirement of debt assumed in acquisitions .......................       (3,522)           --        (1,962)
  Payments for debt financing costs ................................       (1,587)         (199)         (102)
  Proceeds from long-term debt .....................................       70,800         6,500        10,000
  Principal payments on long-term debt .............................      (28,395)       (7,546)       (2,751)
  Principal payments on notes payable to related parties ...........         (925)         (400)         (200)
                                                                         --------      --------      --------

  Net Cash Flows Provided by Financing Activities ..................       39,671        49,186         3,446
                                                                         --------      --------      --------

Net Increase (Decrease) in Cash and Cash Equivalents ...............       (2,844)       16,345         2,932

Cash and Cash Equivalents at January 1, ............................       21,837         5,492         2,560
                                                                         --------      --------      --------

Cash and Cash Equivalents at December 31, ..........................     $ 18,993      $ 21,837      $  5,492
                                                                         ========      ========      ========


                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                        DECEMBER 31
                                                                                 ------------------------
                                                                                   1997            1996
                                                                                 ---------      ---------

                                    ASSETS

Current Assets:
  Cash and cash equivalents ................................................     $  18,993      $  21,837
  Restricted cash ..........................................................            10            183
  Accounts and notes receivable (net of allowance for doubtful accounts of
    $1,272 and $1,235) .....................................................        89,943         63,067
  Other receivables ........................................................         5,705          5,483
  Accounts receivable from affiliates ......................................         1,635          1,064
  Inventories ..............................................................        19,500         14,726
  Deferred income tax asset ................................................         8,594          3,807
  Other current assets .....................................................         8,295          4,213
                                                                                 ---------      ---------

    Total current assets ...................................................       152,675        114,380
Property, Plant and Equipment - Net ........................................       259,793        189,125
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ....        20,515         19,104
Goodwill, net ..............................................................        42,395         12,880
Noncurrent Deferred Income Tax Asset .......................................            --          1,506
Noncurrent Receivables (net of allowance for doubtful accounts of $1,113 and
  $1,219) and Other Assets .................................................         3,817          3,421
Noncurrent Restricted Cash .................................................            --            801
                                                                                 ---------      ---------

    Total ..................................................................     $ 479,195      $ 341,217
                                                                                 =========      =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt ........................................     $   1,025      $   9,702
  Current portion of notes payable to related parties ......................            --            925
  Trade accounts payable ...................................................        38,217         20,771
  Accounts payable to affiliate ............................................         3,088          1,251
  Accrued liabilities ......................................................        44,644         29,505
  Accrued taxes ............................................................         6,631          4,590
                                                                                 ---------      ---------

    Total current liabilities ..............................................        93,605         66,744
Long-Term Debt .............................................................        79,322         23,068
Deferred Income Taxes ......................................................        21,575          4,199
Other Liabilities ..........................................................        46,995         46,036
Minority Interest ..........................................................         3,960          4,047
Shareholders' Equity:
  Common stock, no par value:
    40,000,000 shares authorized; 19,448,946 and 19,094,824 shares
      issued and outstanding ...............................................       196,532        186,785
  Retained earnings ........................................................        38,229         11,551
  Unearned compensation - restricted stock .................................          (701)          (891)
  Cumulative foreign currency translation adjustments ......................          (322)          (322)
                                                                                 ---------      ---------

    Total shareholders' equity .............................................       233,738        197,123
                                                                                 ---------      ---------

    Total ..................................................................     $ 479,195      $ 341,217
                                                                                 =========      =========

                See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain reclassifications have been made in the 1995 and 1996 consolidated financial statements to conform with the 1997 presentation.

  The Company

    Pool Energy Services Co. (the "Company") was formed in November 1988 to acquire all of the oilfield services business of ENSERCH Corporation ("ENSERCH"), and such acquisition was consummated in April 1990. As used herein, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiary corporations and its unconsolidated affiliates. The Company operates in only one business segment - the oilfield services industry. Within the oilfield services industry, the Company provides services and products to oil and natural gas well operators for the workover, maintenance and plugging of existing oil and natural gas wells and for the drilling and completion of new oil and natural gas wells. The Company operates in the United States, South America, the Middle East, Asia and Australia.

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

    Effective January 1, 1996 the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets including certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Since adoption of this statement no impairment losses have been recognized.

  Goodwill

    Goodwill, totaling $42.4 million and $12.9 million at December 31, 1997 and 1996, respectively, represents the cost in excess of fair value of the net assets of companies acquired (see Note 3). Goodwill is amortized using the straight-line method over 25 to 30 years and is recorded net of accumulated amortization of $1.3 million and $0.6 million at December 31, 1997 and 1996, respectively. Amortization of goodwill for the years ended December 31, 1997, 1996 and 1995 amounted to $0.7 million, $0.4 million and $0.2 million, respectively. The carrying amount of unamortized goodwill is reviewed for potential impairment loss when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

  Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts temporary cash investments to financial institutions with high credit standing and by policy limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. During 1997, no single customer accounted for more than 10% of the Company's consolidated revenues. One customer accounted for approximately 11% of the Company's consolidated revenues in both 1996 and 1995. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

  Fair Values of Financial Instruments

    Except for investments in its unconsolidated affiliates, which are accounted for under the equity method, the Company's financial instruments consist primarily of variable rate items for which management believes fair value approximates carrying value.

  Foreign Exchange Risk Management

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. The Company uses forward exchange contracts as economic hedges of exposed net investments in foreign entities in which that exposure exceeds $0.2 million and for which contracts in the appropriate currency are available. The Company's foreign exchange contracts do not subject the Company to the risk of exchange rate movements because gains and losses on these contracts offset gains and losses on the exposed investments being hedged. Realized and unrealized gains and losses on these contracts are recognized currently in the statement of consolidated operations. The forward exchange contracts generally have maturities which do not exceed 31 days. The Company had forward exchange contracts to purchase $2.3 million in Australian dollars, $1.8 million in Argentine pesos and $1.7 million in Malaysian ringgits at December 31, 1997 and $2.5 million in Malaysian ringgits and $2.0 million in Australian dollars at December 31, 1996. The Company does not hold or issue financial instruments for trading purposes.

                            POOL ENERGY SERVICES CO.

  Stock Incentive Plans

    The Company accounts for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the Company's stock incentive plans, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25 no compensation cost is recognized.

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

  Earnings Per Share of Common Stock

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes new standards for computing, presenting and disclosing earnings per share ("EPS"). This statement requires restatement of all prior-period EPS data presented herein.

    The following tables set forth the amounts used in computing EPS and the weighted average number of shares of dilutive potential common stock for the three years ended December 31, 1997.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                                           ----------------------------------------
                                                             INCOME         SHARES       PER-SHARE
                                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                           -----------   -------------   ----------
                                                  (In thousands except number of shares and per share amounts)

Earnings per Share of Common Stock
    Net Income .......................................     $   26,678     19,257,185     $   1.39
                                                                                         ========


Dilutive Effect of Potential Common Stock
    Stock Options ....................................             --        319,798
                                                           ----------   ------------
Earnings per Share of Common Stock - Assuming Dilution
    Net Income .......................................     $   26,678     19,576,983     $   1.36
                                                           ==========   ============     ========

    Options to purchase approximately 52,000 shares of common stock at $31.81 per share were outstanding during the fourth quarter of 1997 but were not included in the computation of diluted EPS because the options were antidilutive.

                            POOL ENERGY SERVICES CO.

                                                            FOR THE YEAR ENDED DECEMBER 31, 1996
                                                          ----------------------------------------
                                                            INCOME         SHARES       PER-SHARE
                                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                          -----------   -------------   ----------
                                                  (In thousands except number of shares and per share amounts)

Earnings per Share of Common Stock
    Net Income .......................................     $    9,640     16,504,853     $   .58
                                                                                         =======
Dilutive Effect of Potential Common Stock
    Stock Options ....................................             --        172,074
                                                           ----------   ------------
Earnings per Share of Common Stock - Assuming Dilution
    Net Income .......................................     $    9,640     16,676,927     $   .58
                                                           ==========   ============     =======

    Options to purchase approximately 593,000 shares of common stock at a weighted average exercise price of $10.26 per share were outstanding during the first quarter of 1996 but were not included in the computation of diluted EPS because the options were antidilutive.

                                                            FOR THE YEAR ENDED DECEMBER 31, 1995
                                                          ----------------------------------------
                                                            INCOME         SHARES       PER-SHARE
                                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                          -----------   -------------   ----------
                                                  (In thousands except number of shares and per share amounts)
Earnings per Share of Common Stock
    Net Income .......................................     $    3,132     13,840,122     $   .23
                                                                                         =======
Dilutive Effect of Potential Common Stock
    Stock Options ....................................             --         40,662
                                                           ----------   ------------
Earnings per Share of Common Stock - Assuming Dilution
    Net Income .......................................     $    3,132     13,880,784     $   .23
                                                           ==========   ============     =======

    Options to purchase approximately 740,000 shares of common stock at a weighted average exercise price of $10.14 per share were outstanding during 1995 but were not included in the computation of diluted EPS because the options were antidilutive.

                            POOL ENERGY SERVICES CO.

2. SHAREHOLDERS' EQUITY

    The following is a summary of transactions affecting shareholders' equity for the last three fiscal years:

                                                                                              CUMULATIVE
                                                                               UNEARNED        FOREIGN
                                                               RETAINED      COMPENSATION     CURRENCY
                                                 COMMON        EARNINGS      - RESTRICTED    TRANSLATION
                                                  STOCK        (DEFICIT)         STOCK        ADJUSTMENTS
                                                ---------      ---------     ------------    ------------
Balance, January 1, 1995 ..................     $ 130,177      $  (1,221)     $      --      $    (317)
    Net income ............................            --          3,132             --             --
    Issuance of common stock for:
         Stock options exercised ..........            61             --             --             --
         Business acquisition .............         4,200             --             --             --
    Translation adjustment ................            --             --             --             (5)
                                                ---------      ---------      ---------      ---------
Balance, December 31, 1995 ................       134,438          1,911             --           (322)
    Net income ............................            --          9,640             --             --
    Issuance of common stock for:
         Stock options exercised ..........         3,376             --             --             --
         Public offering, net .............        47,455             --             --             --
    Issuance of restricted common stock ...           949             --           (949)            --
    Tax benefit from stock options
         exercised ........................           567             --             --             --
    Compensation expense ..................            --             --             58             --
                                                ---------      ---------      ---------      ---------
Balance, December 31, 1996 ................       186,785         11,551           (891)          (322)
    Net income ............................            --         26,678             --             --
    Issuance of common stock for:
         Stock options exercised ..........         3,300             --             --             --
         Business acquisition adjustment
            (see Note 3) ..................         3,978             --             --             --
    Issuance of restricted common stock ...           272             --           (272)            --
    Forfeiture of restricted common stock..           (46)            --             46             --
    Tax benefit from stock options
         exercised ........................         2,136             --             --             --
    Compensation expense ..................           107             --            416             --
                                                ---------      ---------      ---------      ---------
Balance, December 31, 1997 ................     $ 196,532      $  38,229      $    (701)     $    (322)
                                                =========      =========      =========      =========

  Common Stock

    In July 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company used the net proceeds principally as follows: (i) $10.9 million in connection with the August 1996 acquisition of a 51% controlling interest in PIASA, a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina, (ii) approximately $9 million in connection with the October 1996 acquisition of the 51% interest not already owned by the Company in Antah Drilling Sdn. Bhd. ("Antah Drilling"), (iii) $4.5 million in connection with the June 1996 Western Oil Well Service Co. ("Western Oil") asset acquisition, (iv) $8.4 million in connection with the refurbishment of Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, and (v) for repayment of debt under the Company's

                            POOL ENERGY SERVICES CO.

syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances. See Note 3 for additional descriptions of these acquisitions.

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

    The Rights may be redeemed by the Company in whole, but not in part, at a redemption price of $.01 per Right at any time prior to the Rights becoming exercisable. The Rights will expire in June 2004. Until the Rights become exercisable, they have no dilutive effect on earnings per share. As of December 31, 1997, a total of 5,994,337 shares of the Company's common stock were reserved for issuance upon exercise of Rights.

    The description and terms of the Rights are set forth in a Rights Agreement between the Company and the First National Bank of Boston, as Rights Agent.

  Stock Incentive Plans

    The Company's 1993 Employee Stock Incentive Plan is for officers and key employees, which plan reserved for issuance up to 600,000 shares of the Company's common stock. In 1997, the plan was amended to increase the number of shares of the Company's common stock reserved for issuance thereunder by 850,000 shares (thereby resulting in 1,450,000 shares reserved). The shares may be issued upon the exercise of non-qualified stock options granted under the plan or may be granted as restricted stock awards or bonus stock

                            POOL ENERGY SERVICES CO.

awards. Subject to earlier termination under certain circumstances, stock options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. As of December 31, 1997 the Company had issued 86,407 shares as a result of the exercise of options pursuant to such plan. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or the achievement of specific goals. During the restriction period, holders of restricted stock have the right to vote; cash dividends, if any, are accrued but not paid until satisfaction of the applicable restrictions. As of December 31, 1997, the Company had awarded 65,649 shares of restricted stock, net of forfeitures, pursuant to such plan.

    The Company also has a 1990 Employee Stock Option Plan for officers and key employees, which plan reserved for issuance up to 1,000,000 shares of the Company's common stock, of which 627,737 shares had been issued as of December 31, 1997 through the exercise of options. Subject to earlier termination under certain circumstances, options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. Since the adoption of the 1993 Employee Stock Incentive Plan, no additional options may be granted under the 1990 Employee Stock Option Plan.

    Effective February 1996, the Company adopted the 1996 Directors' Stock Incentive Plan for members of its Board of Directors who are not full-time employees of the Company. The plan reserved for issuance up to 200,000 shares of the Company's common stock which may be issued upon the exercise of stock options or may be awarded as restricted stock. The plan provides for each person who is elected or appointed a director for the first time after the effective date to receive automatically an initial stock option of 8,000 shares and to receive automatically a stock option for 4,000 shares on the date of each Annual Meeting of Shareholders after the initial grant at which such director is reelected. Options expire ten years after the date of grant. Each option becomes exercisable at the end of one year from the date of grant.
Also, each director receives an award of 1,000 shares of restricted stock, with a one-year restriction period, on the date of each Annual Meeting of Shareholders. As of December 31, 1997, the Company had issued 8,000 shares as the result of the exercise of options and had awarded 11,000 shares of restricted stock, net of forfeitures, pursuant to such plan.

    The Company also has a 1991 Directors' Stock Option Plan for members of its Board of Directors who are not full-time employees of the Company. Such plan reserved for issuance up to 150,000 shares of the Company's common stock, of which 56,000 shares had been issued as of December 31, 1997 through the exercise of options. Subject to earlier termination under certain circumstances, options expire ten years after the date of the grant. Each option becomes exercisable as to 50% of the shares covered thereby at the end of one year from the date of grant and as to the remaining 50% at the end of two years from the date of grant. Since the adoption of the 1996 Directors' Stock Incentive Plan no additional options may be granted under the 1991 Directors' Stock Option Plan.

    The fair market value at the date the restricted stock was issued has been recorded as unearned compensation - restricted stock and is shown as a separate component of shareholders' equity. The unearned

                            POOL ENERGY SERVICES CO.

restricted stock compensation is amortized to operations over the related restriction period. The following table summarizes the restricted stock activity related to the Company's plans:

                                                           1997          1996
                                                        -----------   -----------
                                                      (IN THOUSANDS EXCEPT NUMBER OF
                                                       SHARES AND PER SHARE AMOUNTS)

Number of restricted shares awarded .................      12,000      70,000
Weighted average fair market value on date of issue..      $22.66      $13.56
Restricted stock outstanding at December 31 .........      76,649      70,000
Pre-tax compensation expense ........................        $416         $58

    The exercise price of options under all plans is the fair market value per share on the date the options are granted. The exercise of stock options results in a U.S. tax deduction to the Company equal to the income tax effect of the difference between the exercise price and the market price at the exercise date. For financial reporting purposes, this tax benefit is accounted for as a credit to common stock. During 1997 and 1996, $2.1 million and $0.6 million, respectively, were credited to common stock as a result of the tax benefit associated with stock option exercises. The following table summarizes the stock option activity related to the Company's plans (shares in thousands):

                                       1997                       1996                  1995
                              ------------------------   ---------------------- -----------------------
                                      WEIGHTED-AVERAGE         WEIGHTED-AVERAGE        WEIGHTED-AVERAGE
                              SHARES   EXERCISE PRICE   SHARES  EXERCISE PRICE  SHARES   EXERCISE PRICE
                              ------  ----------------  ------  --------------- ------   --------------
Outstanding, January 1 ...     1,043       $ 9.42        1,142      $ 9.07       1,000       $ 9.27
    Granted ..............       195       $18.68          274      $10.81         205       $ 8.20
    Exercised ............      (348)      $ 9.49         (361)     $ 9.36          (9)      $ 6.80
    Forfeited ............       (15)      $16.01          (12)     $ 9.17         (54)      $10.00
                              ------                    ------                  ------

Outstanding, December 31..       875       $11.34        1,043      $ 9.42       1,142       $ 9.07
                              ======                    ======                  ======

Exercisable, December 31..       394       $ 9.05          569      $ 9.04         799       $ 9.36

    The following table summarizes information about the stock options outstanding at December 31, 1997 (shares in thousands):

                                      OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   ------------------------------------------------------ ------------------------------------
                   NUMBER OF SHARES    WEIGHTED-AVERAGE                   NUMBER OF SHARES
   RANGE OF         OUTSTANDING AT        REMAINING      WEIGHTED AVERAGE  EXERCISABLE AT     WEIGHTED-AVERAGE
EXERCISE PRICES   DECEMBER 31, 1997    CONTRACTUAL LIFE   EXERCISE PRICE  DECEMBER 31, 1997    EXERCISE PRICE
---------------   -----------------    ----------------  ---------------- -----------------   ----------------
$6.125 - $8.75            242                  6 years         $ 7.41           157            $ 7.04
$9.25 - $13.50            581                7.2 years         $11.16           237            $10.38
$31.8125                   52                9.7 years         $31.81            --            $   --
                       ------                                                 -----
                          875                                                   394
                       ======                                                 =====

    The Company applies the intrinsic value based method of APB 25 in accounting for its employee stock incentive plans. Accordingly, no compensation expense has been recognized for any stock options issued under the employee plans. Had compensation expense for stock options granted to employees been recognized

                            POOL ENERGY SERVICES CO.

based on the fair value at the grant dates, using the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1997         1996         1995
                                                            --------      -------      -------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income:
  As reported .........................................     $26,678       $ 9,640      $ 3,132
  Pro forma ...........................................      26,038         9,240        3,019

Earnings Per Share of Common Stock:
  As reported .........................................     $  1.39       $   .58       $  .23
  Pro forma ...........................................        1.35           .56          .22

Earnings Per Share of Common Stock - assuming dilution:
  As reported .........................................     $  1.36       $   .58       $  .23
  Pro forma ...........................................        1.33           .56          .22

    SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

    The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $12.55, $6.42 and $4.97, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                      YEAR OF GRANT
                                                          ----------------------------------
                                                             1997         1996        1995
                                                          ---------    ---------    --------
Risk-free interest rate .............................        6.68%        6.36%       6.78%
Expected life of options ............................      8 years      8 years     8 years
Expected volatility of the Company's stock price.....          51%          43%         44%
Expected dividends ..................................         none         none        none

3. ACQUISITIONS

  1997 Acquisitions

    A.A. Oilfield Service, Inc.     In November 1997, the Company acquired all
of the outstanding capital stock of privately owned A.A. Oilfield Service, Inc. ("A.A.") for $4.1 million in cash. This acquisition included 18 oilfield trucks, one salt water disposal well and related equipment based in Hobbs, New Mexico. This acquisition was financed through borrowings under the Company's syndicated bank revolving line of credit.

    Trey Services, Inc.     In October 1997, the Company acquired all of the
outstanding capital stock of Trey Services, Inc. ("Trey") and certain associated operating assets for cash of $31.3 million. Prior to the acquisition, Trey, through its wholly-owned subsidiary R & H Well Service, Inc. ("R&H"), operated a fleet of approximately 67 land well- servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas. This acquisition was financed through borrowings under the Company's syndicated bank revolving line of credit.

                            POOL ENERGY SERVICES CO.

    D A & S Oil Well Servicing, Incorporated. In June 1997, the Company acquired all of the outstanding capital stock of D A & S Oil Well Servicing, Incorporated ("DA&S"), a privately owned well-servicing company with a fleet of 37 land well-servicing rigs, for $10.5 million, consisting of long-term notes in the amount of $10.1 million and $0.4 million in cash.

    Each of the 1997 acquisitions discussed above was recorded under the purchase method of accounting, and accordingly, the results of operations of each acquired entity have been included in the accompanying consolidated financial statements from the date such entity was acquired. The purchase price of each acquisition was allocated based on preliminary estimates of the fair market value of the assets acquired and liabilities assumed at the date of acquisition and is subject to adjustment as additional information becomes available and is evaluated. The primary areas subject to further purchase price adjustment are reserves associated with insurance related matters and taxes. Such allocations resulted in goodwill of approximately $30.4 million, which is being amortized on a straight-line basis over 25 years.

  1996 Acquisitions

    Antah Drilling Sdn. Bhd. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling and, in March 1997, such entity's name was changed to Pool International (Malaysia) Sdn. Bhd. ("Pool Malaysia"). The purchase price and the repayment of certain indebtedness that Antah Drilling owed to the Company's former partner in that venture totaled $9.0 million. Pool Malaysia's assets include Rig 489, a 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in Australia in August 1996, and an offshore platform workover rig currently operating under a term contract in Malaysia. In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which aggregated $14.6 million (see Note 6). Prior to the date of acquisition, Antah Drilling was accounted for under the equity method based upon the Company's 49% ownership interest.

    Pool International Argentina S. A. In August 1996, the Company acquired for approximately $8.7 million in cash a 51% controlling interest in PIASA. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina.

    Each of the 1996 acquisitions discussed above was recorded under the purchase method of accounting and, accordingly, the results of operations of each acquired entity have been included in the accompanying consolidated financial statements from the date such entity was acquired. The purchase price of each acquisition was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocations resulted in goodwill of approximately $1.6 million, which is being amortized on a straight-line basis over 30 years.

    Western Oil. In June 1996, the Company purchased the operating assets, including approximately 23 land well-servicing rigs, of Western Oil for approximately $4.0 million in cash.

  1995 Acquisition

     Golden Pacific Corp. In June 1995, the Company acquired all of the outstanding capital stock of GPC, a privately owned California well-servicing company with a fleet of approximately 155 rigs and related equipment, for $18.8 million, consisting of long-term notes in the amount of $11.5 million, $3.1 million in cash and 493,543 shares of the Company's common stock valued at $4.2 million. The cash paid in the transaction was provided by the Company's existing syndicated bank revolving line of credit.

                            POOL ENERGY SERVICES CO.

    In August 1997, the Company entered into an agreement with the sellers of GPC that resolved certain issues that had arisen in connection with the GPC purchase agreement (see Note 6).

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

4.  SUBSEQUENT EVENT

    On February 10, 1998, the Company signed a definitive agreement to acquire all the outstanding capital stock of Sea Mar, Inc. ("Sea Mar"), a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico. The consideration includes $60 million in cash, of which $10 million relates to the assignment of rights under a vessel construction contract, and 1,538,462 shares of the Company's common stock. The cash portion is subject to certain adjustments following closing, and the Company will pay additional cash consideration contingent upon Sea Mar reaching certain financial performance targets for the years 1998 and 1999, with the maximum additional payments being $10 million in each year. Sea Mar has a diversified fleet of 25 support vessels, including 15 supply vessels, eight mini-supply vessels and two research vessels. Furthermore, during 1997 Sea Mar contracted with a marine vessel builder to construct ten additional supply and anchor-handling/tug-supply vessels at an estimated aggregate cost of $86 million. These new vessels, with lengths of 200 feet or more and scheduled delivery dates between late 1998 and early 2000, will allow Sea Mar to better serve deeper water markets. Four of the new vessels are under three- to five-year contracts with Rowan Companies, Inc. Sea Mar's services include the marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. It also provides offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations. In international markets, Sea Mar currently has a contract for operations in Venezuela. For the year ended December 31, 1997, Sea Mar reported revenues of approximately $46 million and net income of approximately $14 million. The chief executive officer of Sea Mar will continue to manage the operations of Sea Mar following the acquisition, under a three-year employment contract. This transaction, expected to be completed by March 31, 1998, will be accounted for under the purchase method, and the cash portion of the purchase price is expected to be financed with part of the proceeds from a $150 million debt financing, which is intended to be completed on or about March 31, 1998 (See Note 6). In addition, Sea Mar has debt of approximately $17 million, which the Company will assume upon acquisition. This acquisition is subject to regulatory approval and other customary closing conditions, and there can be no assurance that the transaction will be consummated.

                            POOL ENERGY SERVICES CO.

5. INCOME TAXES

    Provision for income taxes is summarized below:

                                                                          FOR THE YEAR ENDED DECEMBER 31
                                                                        -----------------------------------
                                                                            1997        1996         1995
                                                                        ----------   ---------    ---------

Current:
    Federal   . . . . . . . . . . . . . . . . . . . . . . . . . .       $   2,998    $    166     $     --
    State   . . . . . . . . . . . . . . . . . . . . . . . . . . .             539         316          270
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,428       2,864          450
                                                                        ---------    --------     --------
         Total current  . . . . . . . . . . . . . . . . . . . . .           4,965       3,346          720
                                                                        ---------    --------     --------
Deferred:
    Federal   . . . . . . . . . . . . . . . . . . . . . . . . . .           9,503       4,680        1,564
    Foreign   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,238        (502)        (303)
                                                                        ---------    --------     --------
         Total deferred   . . . . . . . . . . . . . . . . . . . .          10,741       4,178        1,261
                                                                        ---------    --------     --------
    Provision for income taxes    . . . . . . . . . . . . . . . .       $  15,706    $  7,524     $  1,981
                                                                        =========    ========     ========

    The 1997 and 1996 deferred income tax provisions resulted primarily from a decrease in deferred tax assets due to utilization of U.S. federal net operating loss ("NOL") carryforwards. The 1997 current federal provision includes approximately $3.0 million for alternative minimum tax ("AMT") liability. As AMT is effectively a prepayment of regular income taxes, a corresponding deferred tax benefit was also recorded. The 1995 deferred income tax provision resulted primarily from the effect of certain amendments to prior period U.S. federal tax returns, partly offset by the reversal of no longer needed deferred foreign taxes for 1990 income tax indemnities and the elimination of the Company's valuation allowance related to the NOL carryforwards.

    Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                                        1997                          1996
                                              --------------------------   --------------------------
                                              DEFERRED TAX  DEFERRED TAX   DEFERRED TAX  DEFERRED TAX
                                                 ASSETS      LIABILITIES     ASSETS      LIABILITIES
                                              ------------  ------------   ------------  ------------

Investment in subsidiaries and affiliates..     $  2,131      $  1,811     $  2,130      $  1,780
Property ..................................          244        43,603          931        32,922
Personal injury and property
    damage claims .........................        4,779            --        3,624            --
Leases ....................................        7,814            --        8,680            --
Accrued liabilities .......................        7,453            --        4,819            --
Inventory valuation .......................          405            26          461            27
Accounts receivable valuation .............          861            --          472            --
Net operating loss carryforward ...........        8,826            --       20,383            --
AMT credit carryforward ...................        2,998            --           --            --
Other .....................................        1,219           799          592           872
                                                --------      --------     --------      --------
    Subtotal ..............................       36,730        46,239       42,092        35,601
Valuation allowance .......................       (3,472)           --       (5,377)           --
                                                --------      --------     --------      --------
    Total .................................     $ 33,258      $ 46,239     $ 36,715      $ 35,601
                                                ========      ========     ========      ========

    The total valuation allowance decreased a net $1.9 million in 1997 and $1.3 million in 1996.

                            POOL ENERGY SERVICES CO.

    In 1995, the Company eliminated the valuation allowance related to its U.S. federal NOL carryforwards. Management believes that it is now more likely than not that the Company will generate taxable income sufficient to realize the tax benefit of the NOL and AMT carryforwards prior to their expiration.

    At December 31, 1997, the Company had $3.6 million of NOL and approximately $3 million of AMT available for carryforward to reduce U.S. federal regular income taxes payable in future years. The U.S. NOL carryforward is from 1995 and is available for utilization through the year 2010. The AMT credit carryforward is primarily from 1997 and can be carried forward indefinitely. State NOL carryforwards have been substantially reserved for in the Company's consolidated balance sheet.

    The Company had $13.4 million of foreign NOL carryforwards at December 31, 1997, with $1.3 million fully reserved. Management believes the Company will generate future foreign taxable income sufficient to utilize the remaining $12.1 million of foreign NOL carryforwards with $0.9 million expiring after 2000, $1.6 million expiring after 2001, $1.8 million expiring after 2002 and $7.8 million being carried forward indefinitely.

    A reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes is shown below:

                                                                           FOR THE YEAR ENDED DECEMBER 31
                                                                        -----------------------------------
                                                                          1997          1996         1995
                                                                        --------      --------     --------

Income before income taxes and minority interest ..................     $ 42,297      $ 17,061     $  5,113
U.S. federal statutory tax rate ...................................           35%           35%          35%
Provision for income taxes computed at U.S. federal
  statutory tax rate ..............................................     $ 14,804      $  5,971     $  1,790
Effect of:
  Foreign tax rates different than U.S. federal statutory tax rate.         (640)          738         (132)
  State income taxes ..............................................          350           205          175
  Other - net .....................................................        1,192           610          148
                                                                        --------      --------     --------
Provision for income taxes ........................................     $ 15,706      $  7,524     $  1,981
                                                                        ========      ========     ========
Effective income tax rate .........................................         37.1%         44.1%        38.7%
                                                                        ========      ========     ========

    Foreign income before income taxes is defined as income generated from operations in a foreign country, regardless of whether it is currently reportable for U.S. tax purposes. Components of income before income taxes and minority interest are as follows:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------    ---------
Domestic  . . . . . . . . . . . . . . . . . . . . . . . .       $ 28,250     $  9,423    $     513
Foreign   . . . . . . . . . . . . . . . . . . . . . . . .         14,047        7,638        4,600
                                                                --------     --------    ---------

    Total   . . . . . . . . . . . . . . . . . . . . . . .       $ 42,297     $ 17,061    $   5,113
                                                                ========     ========    =========

    The earnings of the Company's foreign subsidiaries and affiliates are indefinitely invested outside the United States, and the Company estimates that no U.S. income taxes would be payable upon distribution of those unremitted earnings.

                            POOL ENERGY SERVICES CO.

    The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. At December 31, 1997, foreign income tax returns for prior years of certain foreign subsidiaries, unconsolidated affiliates and related entities were under examination and/or tax deficiencies had been assessed. In the opinion of management, any additional provisions for taxes which may ultimately be determined to be required as a result of such examinations or assessments will not be material to the Company's financial statements.

6. LONG-TERM DEBT AND LINES OF CREDIT

  Long-Term Debt

    Long-term debt consisted of the following at December 31:

                                                                               1997         1996
                                                                             --------    ---------
Revolving Credit Facility Notes   . . . . . . . . . . . . . . . . . . .      $ 65,800    $      --
$23.5 Million Term Loan (Antah Drilling - Australia Rig 489)  . . . . .            --       12,066
9% Notes (DA&S)   . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,050           --
10% Notes (GPC)   . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,497       10,000
$6.5 Million Term Loan (Australia Rig 453)  . . . . . . . . . . . . . .            --        4,695
$10 Million Term Loan (Alaska)  . . . . . . . . . . . . . . . . . . . .            --        4,625
$4 Million Term Loan (Antah Drilling - Malaysia Rig 488)  . . . . . . .            --        1,150
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          234
                                                                             --------    ---------

                                                                               80,347       32,770
Less current maturities of long-term debt   . . . . . . . . . . . . . .         1,025        9,702
                                                                             --------    ---------

                                                                             $ 79,322    $  23,068
                                                                             ========    =========

     On September 30, 1997, the Company entered into a three-year $130 million syndicated bank revolving line of credit agreement (the "Line of Credit") to replace its existing $40 million revolving bank line of credit and $15.6 million of long-term debt and to provide financing for future growth opportunities. The maximum availability under the Line of Credit is $130 million, including up to $15 million that may be used to support letters of credit. At December 31, 1997, the Company had drawn $65.8 million in cash and $11.8 million was being utilized to support the issuance of letters of credit, leaving $52.4 million unused and available. During February 1998, the Company received a commitment for an increase in the amount available under the Line of Credit from $130 million to $180 million, which is expected to become effective by March 31, 1998. This additional financing may be used to initially finance the acquisition of Sea Mar (see Note 4), although the Company plans to complete a private placement of $150 million 10-year subordinated notes for the purpose of providing funds for this acquisition and to reduce the outstanding balance under the Line of Credit. Notes issued under the Line of Credit are prepayable at any time and are due at expiration on October 2, 2000. The notes bear interest, at the Company's option, at either (i) a base rate, defined as the higher of the agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate, plus a margin ranging from zero to .50% (the amount of which depends on the Company's leverage ratio), or (ii) a Eurodollar rate plus a margin ranging from 1% to 1.75% (the amount of which depends on the Company's leverage ratio) with the Company's choice of a one-, two-, three- or six-month interest period; however, through September 1998, the applicable Eurodollar rate margin shall not be less than 1.50%. The applicable interest rate was 7.47% at December 31, 1997. A commitment fee of 1/2 of 1% per annum is payable on the average daily unused portion of the $130 million commitment. There are also letter of credit fees that range from 1.25% to 2% per annum (depending on the Company's leverage ratio) for letters of credit outstanding; however, through September 1998, such fees shall not be less than 1.75%. Advances under the Line of Credit are secured by a pledge of

                            POOL ENERGY SERVICES CO.

66% of the capital stock of certain of the Company's foreign subsidiaries. The Company incurred $1.6 million of debt financing costs during 1997 in connection with the Line of Credit, which is being amortized over the term of the agreement.

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

    In June 1997, as partial consideration for the acquisition of DA&S, the Company issued 9% notes aggregating $10.1 million, the last of which are due in 2003. These notes are collateralized by security interests in (i) the well-servicing rigs and related equipment of the acquired business, which had an aggregate net book value of $4.2 million at December 31, 1997 and (ii) certain real property of the acquired business which had a carrying value of $0.7 million at December 31, 1997.

    In connection with the October 1996 acquisition of Antah Drilling (now Pool Malaysia), the Company agreed to assume liability under Antah Drilling's term loans, which loans aggregated $14.6 million as of October 1, 1996. In October 1997 the remaining term loan balance was paid off with borrowings under the Line of Credit. Such loans bore interest at the Singapore Interbank Offered Rate plus 1%, with the Company's choice of a one-, three-, or six-month interest period; the applicable interest rates approximated 6.65% at December 31, 1996.

    In January 1996, the Company received $6.5 million under a term loan agreement in order to refinance the construction costs incurred during 1995 to build a new offshore platform workover rig, Rig 453, under contract in Australia. The rig construction costs were initially funded from the Company's cash resources and borrowings under its then existing line of credit. This term loan was paid off in October 1997 with borrowings under the Line of Credit. At the Company's option, interest accrued at a floating rate based upon (i) the lenders' prime rate plus 0.5% or (ii) the London Interbank Offered Rate (LIBOR) plus 2.75%, with the Company's choice of a one-, two-, three- or six-month interest period. The applicable interest rate on amounts outstanding was 8.13% at December 31, 1996.

    In June 1995, as partial consideration for the acquisition of GPC, the Company issued 10% notes aggregating $11.5 million due in 2005. The outstanding principal amount of such notes was reduced $4.0 million as of August 31, 1997 as a result of an August 1997 agreement between the sellers of GPC ("Sellers") and the Company that resolved certain issues that had arisen in connection with the GPC purchase agreement. There was a corresponding $4.0 million increase to common stock, as the August 1997 agreement effectively revalued the shares of the Company's common stock received by the Sellers in connection with the June 1995 acquisition. The August 1997 agreement also resulted in a further reduction of $0.9 million, as of November 30, 1997, of the Sellers' notes in satisfaction of a receivable from the Sellers of like amount. Due to the principal reductions described above, payment of these notes is now due to be completed in 2002. These notes are collateralized by (i) the well-servicing rigs and related equipment of the acquired business which had an aggregate net book value of $6.8 million at December 31, 1997, (ii) certain real property of the acquired business which had a carrying value of $1.4 million at December 31, 1997, and (iii) a $4.5 million letter of credit. The agreement pertaining to the notes contains various restrictive covenants, including covenants pertaining to the creation of certain encumbrances, the transaction of certain mergers or sales of assets, the creation of certain additional debt and other matters.

                            POOL ENERGY SERVICES CO.

     In April 1995, the Company obtained a three-year term loan (the "Alaska Loan") to refinance $10 million of the purchase price for the 60.7% partnership interest in Pool Arctic Alaska which was acquired in September 1994. This term loan was paid off in October 1997 with borrowings under the Line of Credit. At the Company's option, interest accrued at a floating rate based upon (i) the lenders' prime rate plus 0.5%, or (ii) LIBOR plus 2.75%, with the Company's choice of a one-, two-, three-, or six-month interest period. The applicable interest rate on amounts outstanding at December 31, 1996 was 8.13%.

    The annual maturities of long-term debt outstanding as of December 31, 1997 (including current portion) are as follows:

          1998  . . . . . . . . . . .       $  1,025
          1999  . . . . . . . . . . .            625
          2000  . . . . . . . . . . .         68,425
          2001  . . . . . . . . . . .          5,104
          2002  . . . . . . . . . . .          3,632
          Thereafter  . . . . . . . .          1,536
                                            --------
                                            $ 80,347
                                            ========

    Based on rates currently available to the Company for debt with similar terms and remaining maturities, the Company believes that the recorded value of long-term debt approximates fair market value at December 31, 1997.

  Notes Payable to Related Parties

    In connection with the GPC acquisition in June 1995 the Company issued 10% two-year promissory notes, aggregating $1.5 million in principal amount, to three employees related to certain deferred compensation obligations of GPC, and such notes were retired in 1997.

  Short-term Lines of Credit

    At December 31, 1997, the Company's unconsolidated affiliates had $2.4 million of unused short-term lines of credit and overdraft facilities.

7. COMMITMENTS AND CONTINGENT LIABILITIES

  Legal Proceedings

    The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company.

                            POOL ENERGY SERVICES CO.

  Personal Injury and Property Damage Liability Claims

    Some of the operations of the Company are hazardous, and the Company has experienced personal injury and property damage incidents. For claims prior to 1990, the Company maintains a reserve for the self-insured portion of its personal injury and property damage coverage. Periodically, the Company evaluates the adequacy of this reserve as compared with estimated settlements for filed and anticipated claims. Estimated settlements for claims are based on the Company's historical experience, type of claim, knowledge of the specific circumstances of the claim and judgment of the possible effect that future economic and legal factors might have on the ultimate settlement of the claim. The Company believes that for claims prior to 1990, the accrued liability for personal injury and property damage claims aggregating $2.4 million at December 31, 1997 is adequate.

    Beginning in 1990, the Company obtained workers' compensation and third-party liability insurance under which its exposure to the risks covered by those policies is significantly lower than under the pre-1990 coverage. The Company provided $4.0 million, $3.5 million and $4.0 million in 1997, 1996 and 1995, respectively, as estimates of the aggregate uninsured portion of claims for those years. The accrued liability for the uninsured portion of workers' compensation and third-party claims incurred after 1989 was $10.2 million at December 31, 1997, of which $0.5 million was held in a deposit account accessible by the insurance underwriters. In addition, at December 31, 1997 the Company had a $0.1 million receivable related to claims payments made by the Company that are reimbursable by insurance underwriters.

    In connection with the business acquisitions in 1995 and 1997 (see Note 3), the Company assumed liabilities for the uninsured portions of workers' compensation and third-party liability claims incurred prior to the date the businesses were acquired. The accrued liability for such was $2.9 million at December 31, 1997. Similar liabilities were not assumed for the 1996 acquisitions.

  Lease Commitments

    At December 31, 1997, the Company had a number of noncancelable long-term operating leases, principally for yards and office space, rigs, computer equipment, and a manufacturing and storage facility, with various expiration dates. Future minimum net rentals under such leases aggregate $7.3 million for 1998; $6.6 million for 1999; $6.4 million for 2000; $6.0 million for 2001; $6.0 million for 2002; and $1.9 million thereafter. Rental expense incurred under operating leases aggregated $13.0 million in 1997, $13.5 million in 1996, and $13.3 million in 1995.

    The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas which it previously used for rig and equipment manufacturing and storage. The annual lease payments, which are included in future minimum net rentals above, are $2.2 million through March 1998 and $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety under an operating sublease which expired in September 1997. The sublease provided for minimum sublease payments of $0.5 million per year for three years. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. After September 1988, the cost associated with the unutilized portion of the facility was charged against this accrued liability, which as of the fourth quarter of 1994, had substantially been used. For the remainder of the lease term, the Company did not anticipate utilizing any of this facility in its future operations nor did it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments; therefore, in the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million (see Note 11). The provision recognized all future lease expense, net of anticipated sublease income.

                            POOL ENERGY SERVICES CO.

    In December 1993 the Company entered into sale/leaseback agreements with a leasing company with respect to three offshore jackup rigs located in the Gulf of Mexico, of which two rigs remain under lease. The leases, classified as operating leases, have an aggregate annual lease rate of approximately $0.8 million per year. The Company has given notice to the leasing company of its plans to purchase the two rigs for $2.3 million in December 1998. The sale and leaseback agreements required the Company to place cash in a restricted investment account which served as collateral for the leases; however, during 1997 the leasing company no longer required this collateral and the restricted cash was returned to the Company.

8. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

    The following is a summary of the components of net pension cost:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------    ---------
    Service cost - benefits earned during the period  . .       $  2,488     $  2,000    $   1,580
    Interest cost on projected benefit obligation   . . .          1,031          781          525
    Actual return on plan assets    . . . . . . . . . . .         (1,613)        (841)        (869)
    Net amortization and deferral   . . . . . . . . . . .          1,106          667          509
                                                                --------     --------    ---------

    Net pension cost    . . . . . . . . . . . . . . . . .       $  3,012     $  2,607    $   1,745
                                                                ========     ========    =========

                            POOL ENERGY SERVICES CO.

    The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31:

                                                                  POOL COMPANY          SUPPLEMENTARY EXECUTIVE
                                                             RETIREMENT INCOME PLAN         RETIREMENT PLANS
                                                            ------------------------    -----------------------
                                                              1997          1996          1997          1996
                                                            ---------     --------      --------     ----------

Actuarial present value of benefit obligation:
     Vested benefit obligation ........................     $ (9,147)     $ (5,475)     $ (4,908)     $ (2,440)
                                                            ========      ========      ========      ========

     Accumulated benefit obligation ...................     $(10,276)     $ (6,370)     $ (4,908)     $ (2,440)
                                                            ========      ========      ========      ========

     Projected benefit obligation .....................     $(13,346)     $ (8,227)     $ (7,008)     $ (3,433)
Plan assets at fair value .............................        8,376         6,460         5,296         1,665
                                                            --------      --------      --------      --------

Projected benefit obligation in excess of plan assets..       (4,970)       (1,767)       (1,712)       (1,768)
Unrecognized net (gain) loss ..........................        2,233          (219)        2,414           (53)
Unrecognized prior service cost .......................           --            --         1,386         1,751
Adjustment to recognize minimum liability .............           --            --            --          (706)
                                                            --------      --------      --------      --------

Prepaid (accrued) pension cost ........................     $ (2,737)     $ (1,986)     $  2,088      $   (776)
                                                            ========      ========      ========      ========

                            POOL ENERGY SERVICES CO.

    Assumptions used in the accounting at December 31 were:

                                                                               1997         1996
                                                                             --------    ---------
    Pool Company Retirement Income Plan:
         Weighted average discount rate   . . . . . . . . . . . . . . .         6.75%        7.75%
         Annual rate of increase in future compensation levels  . . . .         4.50%        4.50%
         Expected long-term rate of return on plan assets   . . . . . .         9.00%        9.00%


    Supplementary executive retirement plans:
         Weighted average discount rate   . . . . . . . . . . . . . . .         6.75%        7.75%
         Annual rate of increase in future compensation levels  . . . .         6.00%        6.00%
         Expected long-term rate of return on plan assets   . . . . . .         9.00%        9.00%

  Postretirement Benefits Other Than Pensions

    The Company provides certain health care and life insurance benefits to eligible employees who attain specific age and years of service requirements. The benefits are paid from the general funds of the Company and, in the case of the health care benefits, are partially funded by contributions from the retirees.

    The Company accounts for postretirement benefits other than pensions based upon Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which requires the Company to accrue the estimated cost of its retiree health care and life insurance benefits during the years the employees provide services entitling them to the benefits. In accordance with the provisions of SFAS 106, the Company had elected to recognize the liability of approximately $2.9 million at the January 1, 1993 implementation date over a period of twenty years. During 1997, the Company amended its postretirement benefit plan by terminating postretirement health care coverage for hourly employees who were not eligible by December 31, 1997 and modifying the cost-sharing for eligible dependents. The effect of this amendment was to reduce the Company's postretirement benefit obligation by approximately $2.5 million.

    The following table sets forth certain information with respect to the Company's postretirement benefits obligation at December 31:

                                                                               1997        1996
                                                                             -------     --------

  Accumulated postretirement benefit obligation:
    Retirees    . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(1,281)    $ (1,630)
    Other fully eligible plan participants    . . . . . . . . . . . . .       (1,607)      (2,096)
    Other active plan participants    . . . . . . . . . . . . . . . . .       (2,086)      (4,720)
                                                                             -------     --------

  Total accumulated postretirement benefit obligation   . . . . . . . .       (4,974)      (8,446)
  Unrecognized transition obligation    . . . . . . . . . . . . . . . .           --        2,236
  Unrecognized prior service cost (credit)    . . . . . . . . . . . . .          (80)         203
  Unamortized net loss    . . . . . . . . . . . . . . . . . . . . . . .          461        1,646
                                                                             -------     --------

  Accrued postretirement benefit liability    . . . . . . . . . . . . .      $(4,593)    $ (4,361)
                                                                             =======     ========

                            POOL ENERGY SERVICES CO.

     Net periodic postretirement benefit cost consisted of the following components:

                                                                   FOR THE YEAR ENDED DECEMBER 31
                                                                ------------------------------------
                                                                  1997         1996         1995
                                                                --------     --------    ---------
  Service cost - benefits earned during the year    . . .       $    373     $  1,023    $     750
  Interest cost on accumulated postretirement
    benefit obligation    . . . . . . . . . . . . . . . .            315          546          461
  Net amortization and deferral   . . . . . . . . . . . .            (13)         167           93
  Amortization of transition obligation   . . . . . . . .             --          140          140
                                                                --------     --------    ---------

  Net periodic postretirement benefit cost    . . . . . .       $    675     $  1,876    $   1,444
                                                                ========     ========    =========

    The assumed health care cost trend rate used to measure the expected cost of the benefits was 6.0% for 1997 and thereafter. If the assumed health care cost trend rate were increased by one percent, the accumulated postretirement benefit obligation as of December 31, 1997 would have increased by 11%, and the aggregate of service and interest cost components for 1997 would have increased 17%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 6.75% in 1997, 7.75% in 1996 and 7.25% in 1995.

  Postemployment Benefits

    The Company accounts for postemployment benefits based on Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided after employment but before retirement to former or inactive employees, their beneficiaries, and covered dependents.

9. TRANSACTIONS WITH ENSERCH

    ENSERCH (see Note 1) leases office space to the Company at negotiated rates under an agreement that expires in December 2002. The total costs charged by ENSERCH for such office space was $0.8 million in each of the three years ended December 31, 1997.

    In connection with the Company becoming an independent public company, ENSERCH and the Company entered into a contingent support agreement which relates to ENSERCH's guarantee of the Company's lease obligations with respect to the facility in San Angelo, Texas, through March 2003 ($22.3 million outstanding at December 31, 1997). The Company is obligated to reimburse ENSERCH for any amounts paid out under this guarantee.

    Certain oilfield services are performed for various affiliates and entities managed by affiliates of ENSERCH at prices comparable to those received from nonaffiliated customers. Revenues from the performance of those services, amounted to $1.2 million in 1997, $2.3 million in 1996 and $1.8 million in 1995.

                            POOL ENERGY SERVICES CO.

10. UNCONSOLIDATED AFFILIATES

    Some of the Company's operations are conducted through unconsolidated affiliates, in which the Company held the following indicated ownership interest at December 31, 1997: Pool Arabia, Ltd. - 51% and Intairdril Oman L.L.C. - 49%. The Company charges its unconsolidated affiliates for the provision of management services and, in some cases, financing and equipment rental.

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

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                 -------------------------------------------------------
                                                   1997                    1996                    1995
                                                 --------               --------                --------

Revenues:
    Pool Arabia, Ltd. ............               $ 36,964               $ 29,238                $ 28,150
    Antah Drilling Sdn. Bhd. (b)..                     --                  4,363                   4,218
    Pool Santana, Limited (c).....                     --                    960                   5,785
    Intairdril Oman L.L.C. .......                    206                    334                     434
                                                 --------               --------                --------

         Total ...................               $ 37,170               $ 34,895                $ 38,587
                                                 ========               ========                ========

Gross profit (a):
    Pool Arabia, Ltd. ............               $ 12,640               $  9,192                $ 10,106
    Antah Drilling Sdn. Bhd. (b)..                     --                  2,442                   2,357
    Pool Santana, Limited (c).....                     --                    333                   2,522
    Intairdril Oman L.L.C. .......                    169                    153                     223
                                                 --------               --------                --------

         Total ...................               $ 12,809               $ 12,120                $ 15,208
                                                 ========               ========                ========

Net income (loss):
    Pool Arabia, Ltd. ............               $  1,066               $ (3,586)               $   (536)
    Antah Drilling Sdn. Bhd. (b)..                     --                    (50)                   (210)
    Pool Santana, Limited (c).....                     --                     89                     927
    Intairdril Oman L.L.C. .......                    134                    (30)                   (392)
                                                 --------               --------                --------

         Total ...................               $  1,200               $ (3,577)               $   (211)
                                                 ========               ========                ========

----------------

(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).

(b) In October 1996, the Company acquired the 51% interest not already owned by the Company in Antah Drilling. Antah Drilling's results have been included in the accompanying financial statements since the date of such acquisition (see Note 3).

(c) In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana, Limited, a Trinidad corporation, the assets of which consisted primarily of a platform workover rig and its related equipment which were subsequently transferred to the Company's Gulf of Mexico operation.

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

                                                                                                 AS OF DECEMBER 31
                                                                                         --------------------------------
                                                                                           1997                     1996
                                                                                         --------                --------

Combined Balance Sheet Data of Unconsolidated Affiliates:
    Current assets .......................................................               $ 17,527                $ 29,277
    Noncurrent assets ....................................................                 59,197                  39,342
                                                                                         --------                --------

         Total assets ....................................................                 76,724                  68,619
                                                                                         --------                --------

    Current liabilities ..................................................                 15,163                   4,752
    Noncurrent liabilities ...............................................                 41,654                  42,562
                                                                                         --------                --------

         Total liabilities ...............................................                 56,817                  47,314
                                                                                         --------                --------

    Net assets of unconsolidated affiliates ..............................               $ 19,907                $ 21,305
                                                                                         ========                ========

Investment in and Noncurrent Receivables from Unconsolidated Affiliates:
    The Company's portion of net assets ..................................               $ 10,136                $ 10,852
    Long-term advances ...................................................                 19,312                  19,334
    Differences between affiliates' bases and Company's carrying value ...                (10,259)                (12,408)
                                                                                         --------                --------

    Equity in net assets .................................................                 19,189                  17,778
    Noncurrent receivables ...............................................                  1,326                   1,326
                                                                                         --------                --------

         Total ...........................................................               $ 20,515                $ 19,104
                                                                                         ========                ========

                                                                                      FOR THE YEAR ENDED DECEMBER 31
                                                                          ----------------------------------------------------
                                                                            1997                  1996                   1995
                                                                          -------               -------                -------

Earnings Attributable to Unconsolidated Affiliates:
    The Company's portion of net income (loss) ............               $   610               $(1,825)               $  (114)
    Adjustment to reconcile differences between affiliates'
      bases and Company's carrying value ..................                 2,408                 4,046                  3,009
                                                                          -------               -------                -------

    Equity in income ......................................                 3,018                 2,221                  2,895
    Other income (expense) ................................                    62                    23                     60
                                                                          -------               -------                -------

         Total ............................................               $ 3,080               $ 2,244                $ 2,955
                                                                          =======               =======                =======

    At December 31, 1997, the Company's investment in unconsolidated affiliates included $6.5 million of net undistributed earnings of the affiliates. Pool Arabia, Ltd. is party to an agreement which contains a covenant restricting the ability to distribute, by dividend or otherwise, its earnings to the Company. The Company received dividends from unconsolidated affiliates of $1.6 million in 1997, $1.7 million in 1996 and $2.9 million in 1995.

    In management's opinion, the Company has no significant exposure from currency restrictions on its foreign subsidiaries and affiliates (see Note 1).

                            POOL ENERGY SERVICES CO.

11. SUPPLEMENTAL FINANCIAL INFORMATION

                                                                          AS OF DECEMBER 31
                                                                    ------------------------------
                                                                        1997             1996
                                                                    -------------    -------------
BALANCE SHEET ITEMS:

Property, plant and equipment comprised the following:

Rigs and related equipment  . . . . . . . . . . . . . . . . .       $     343,998    $     257,789
Transportation equipment  . . . . . . . . . . . . . . . . . .               6,000            5,302
Other machinery and equipment   . . . . . . . . . . . . . . .               4,811            4,584
Land and buildings  . . . . . . . . . . . . . . . . . . . . .               9,523            7,765
Leasehold improvements  . . . . . . . . . . . . . . . . . . .               2,799            2,463
Furniture and office equipment  . . . . . . . . . . . . . . .               3,976            2,699
                                                                    -------------    -------------

    Total   . . . . . . . . . . . . . . . . . . . . . . . . .             371,107          280,602
Less - Accumulated depreciation   . . . . . . . . . . . . . .             111,314           91,477
                                                                    -------------    -------------

    Property, plant and equipment -  net    . . . . . . . . .       $     259,793    $     189,125
                                                                    =============    =============


Accrued liabilities are summarized below:

Accrued compensation and benefits   . . . . . . . . . . . . .       $      21,459    $      18,934
Deferred rig mobilization   . . . . . . . . . . . . . . . . .               2,887            3,155
Personal injury and property damage claims  . . . . . . . . .               4,439              925
Accrued capital expenditures  . . . . . . . . . . . . . . . .               4,097              246
Accrued maintenance costs   . . . . . . . . . . . . . . . . .               2,033              938
Other accruals  . . . . . . . . . . . . . . . . . . . . . . .               9,729            5,307
                                                                    -------------    -------------

    Total   . . . . . . . . . . . . . . . . . . . . . . . . .       $      44,644    $      29,505
                                                                    =============    =============


Other liabilities (noncurrent) are summarized below:

Accrued rental cost of underutilized facilities   . . . . . .       $      22,327    $      24,476
Personal injury and property damage claims - noncurrent   . .              11,241            9,436
Accrued benefits - noncurrent   . . . . . . . . . . . . . . .               4,788            3,279
Deferred rig mobilization   . . . . . . . . . . . . . . . . .               2,051            5,055
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,588            3,790
                                                                    -------------    -------------

    Total   . . . . . . . . . . . . . . . . . . . . . . . . .       $      46,995    $      46,036
                                                                    =============    =============

                            POOL ENERGY SERVICES CO.

                                                                                      FOR THE YEAR ENDED DECEMBER 31
                                                                       -----------------------------------------------------
                                                                         1997                      1996               1995
                                                                       ---------                ---------          ---------

INCOME STATEMENT ITEMS:

Revenues:
    Domestic onshore
         Central division well-servicing ........................      $ 114,596                $  91,304          $  86,880
         California division well-servicing .....................         82,417                   71,519             52,511
         Production services ....................................         54,357                   44,459             43,221
    Gulf of Mexico offshore workover and drilling ...............         80,957                   58,545             37,415
    International workover and drilling .........................         71,117                   42,191             23,579
    Alaska workover and drilling ................................         26,797                   24,633             20,427
    Other services ..............................................         21,681                   15,907             13,272
                                                                       ---------                ---------          ---------

             Total ..............................................      $ 451,922                $ 348,558          $ 277,305
                                                                       =========                =========          =========

Costs and expenses included:

    Provision (credit) for uncollectible accounts ...............      $     501                $    (551)         $     765
                                                                       =========                =========          =========

Other income (expense) - net:

    Interest income .............................................      $     999                $   1,302          $     435
    Gain (loss) on disposal of assets ...........................          3,718                    1,015              1,164
    Foreign currency gain (loss) ................................            (82)                    (191)              (285)
    Other .......................................................            (18)                     (31)               (25)
                                                                       ---------                ---------          ---------

             Total ..............................................      $   4,617                $   2,095          $   1,289
                                                                       =========                =========          =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Federal, state and foreign income tax payments (refunds), net ...      $   4,035                $   2,499          $     138
Interest payments, net of amounts capitalized, to third parties..          3,669                    2,744              1,458

Net changes in the components of operating working capital
  were as follows:
    Receivables .................................................      $ (17,345)               $ (12,472)         $   5,653
    Accounts receivable from affiliates .........................           (571)                    (604)            (1,587)
    Inventories .................................................         (4,811)                      72                (38)
    Other current assets ........................................         (2,734)                    (127)               123
    Trade accounts payable and accrued liabilities ..............         10,220                    1,288              5,295
    Accrued taxes ...............................................          1,049                    1,124             (2,198)
                                                                       ---------                ---------          ---------

             Total ..............................................      $ (14,192)               $ (10,719)         $   7,248
                                                                       =========                =========          =========

                            POOL ENERGY SERVICES CO.

Expenditures for acquisitions, including acquisition costs, less cash acquired:

                                                                         1997         1996         1995
                                                                      ----------   ---------    ---------

    Fair value of assets acquired (including goodwill)    . . .       $   72,818  $   56,881   $   37,808
    Long-term notes issued    . . . . . . . . . . . . . . . . .          (10,050)         --      (11,500)
    Company's common stock issued   . . . . . . . . . . . . . .               --          --       (4,200)
    Liabilities assumed   . . . . . . . . . . . . . . . . . . .          (26,528)    (33,756)     (18,023)
                                                                      ----------  ----------   ----------

    Cash paid, including acquisition related expenditures   . .           36,240      23,125        4,085
    Less:  cash acquired    . . . . . . . . . . . . . . . . . .            3,371         759          654
                                                                      ----------  ----------   ----------

    Net cash used for acquisitions    . . . . . . . . . . . . .       $   32,869  $   22,366   $    3,431
                                                                      ==========  ==========   ==========

    See Note 6 for a discussion of the August 1997 agreement between the sellers of GPC and the Company that resolved certain issues that had arisen in connection with the GPC purchase.

    The Company also reclassified its investments in Antah Drilling and Pool Santana in 1996 of $1.6 million and $1.5 million, respectively, to their related assets and liabilities at the time of each acquisition (see Note 3).

                            POOL ENERGY SERVICES CO.

BUSINESS BY GEOGRAPHIC AREA:

    The following table sets forth certain financial data of the Company by geographic area:

                                                               FOR THE YEAR ENDED DECEMBER 31
                                                         -----------------------------------------
                                                             1997           1996          1995
                                                         -----------    -----------    -----------
Revenues:
    United States   . . . . . . . . . . . . . . . .      $   377,518    $   304,406    $   252,056
    Middle East   . . . . . . . . . . . . . . . . .           11,404          9,074          7,873
    Australia   . . . . . . . . . . . . . . . . . .           21,453         10,529          2,248
    South America   . . . . . . . . . . . . . . . .           37,149         22,592         13,263
    Asia    . . . . . . . . . . . . . . . . . . . .            4,398          1,158             --
    Europe and Africa   . . . . . . . . . . . . . .               --            799          1,865
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $   451,922    $   348,558    $   277,305
                                                         ===========    ===========    ===========

Earnings Attributable to Unconsolidated Affiliates:

    Middle East   . . . . . . . . . . . . . . . . .      $     3,080    $     1,669    $     2,163
    South America   . . . . . . . . . . . . . . . .               --             52            521
    Asia    . . . . . . . . . . . . . . . . . . . .               --            523            271
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $     3,080    $     2,244    $     2,955
                                                         ===========    ===========    ===========

Operating Income (Loss) (a):

    United States   . . . . . . . . . . . . . . . .      $    28,359    $     9,563    $     1,105
    Middle East   . . . . . . . . . . . . . . . . .            2,185          1,522            928
    Australia   . . . . . . . . . . . . . . . . . .            6,418          2,937            902
    South America   . . . . . . . . . . . . . . . .              682          1,569            177
    Asia    . . . . . . . . . . . . . . . . . . . .            1,733            326             (2)
    Europe and Africa   . . . . . . . . . . . . . .             (489)          (402)          (430)
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $    38,888    $    15,515    $     2,680
                                                         ===========    ===========    ===========

Income (Loss) Before Income Taxes and Minority Interest:

    United States   . . . . . . . . . . . . . . . .      $    28,250    $     9,423    $       513
    Middle East   . . . . . . . . . . . . . . . . .            5,546          3,230          3,279
    Australia   . . . . . . . . . . . . . . . . . .            5,566          2,234            891
    South America   . . . . . . . . . . . . . . . .              991          1,709            602
    Asia    . . . . . . . . . . . . . . . . . . . .            2,346            853            269
    Europe and Africa   . . . . . . . . . . . . . .             (402)          (388)          (441)
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $    42,297    $    17,061    $     5,113
                                                         ===========    ===========    ===========

-----------------

(a) Operating income (loss) is revenues less related costs and expenses; it excludes earnings attributable to unconsolidated affiliates.

                            POOL ENERGY SERVICES CO.

                                                                     AS OF DECEMBER 31
                                                         -----------------------------------------
                                                             1997           1996          1995
                                                         -----------    -----------    -----------
Identifiable Assets:
    United States   . . . . . . . . . . . . . . . .      $   343,246    $   222,656    $   183,850
    Middle East   . . . . . . . . . . . . . . . . .           29,398         28,065         26,655
    Australia   . . . . . . . . . . . . . . . . . .           45,447         46,769          8,334
    South America   . . . . . . . . . . . . . . . .           45,424         35,974         19,566
    Asia    . . . . . . . . . . . . . . . . . . . .            6,139          6,062          8,035
    Europe and Africa   . . . . . . . . . . . . . .            9,541          1,691          2,003
                                                         -----------    -----------    -----------

         Total  . . . . . . . . . . . . . . . . . .      $   479,195    $   341,217    $   248,443
                                                         ===========    ===========    ===========

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited quarterly financial data for 1997 and 1996.

                                                      4TH                3RD            2ND             1ST
                                                    QUARTER            QUARTER         QUARTER        QUARTER
                                                    -------            -------         -------        -------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1997:
  Revenues ................................        $ 125,147          $  118,636      $  109,755    $   98,384
  Earnings Attributable to Unconsolidated
    Affiliates ............................              813                 629             634         1,004
  Gross Profit (a) ........................           35,166              31,982          28,590        24,672
  Income Before Income Taxes and
    Minority Interest .....................           12,507              13,872           9,937         5,981
  Net Income ..............................            8,552               8,369           5,952         3,805
  Earnings Per Share of Common Stock ......        $     .44          $      .43      $      .31    $      .20
  Earnings Per Share of Common Stock -
    assuming dilution .....................        $     .43          $      .43      $      .31    $      .20

1996:
  Revenues ................................        $  99,910          $   83,978      $   82,988    $   81,682
  Earnings Attributable to Unconsolidated
    Affiliates ............................              334                 728             524           658
  Gross Profit (a) ........................           25,450              19,910          18,991        18,759
  Income Before Income Taxes and
    Minority Interest .....................            6,965               3,992           3,377         2,727
  Net Income ..............................            3,798               2,586           1,833         1,423
  Earnings Per Share of Common Stock ......        $     .20          $      .14      $      .13    $      .10
  Earnings Per Share of Common Stock -
    assuming dilution .....................        $     .20          $      .14      $      .13    $      .10

---------------

(a) Gross profit is computed as consolidated revenues plus earnings attributable to unconsolidated affiliates, less operating expenses (which excludes selling, general and administrative expenses, depreciation and amortization and acquisition related costs).

                            POOL ENERGY SERVICES CO.

13. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company plans to adopt this statement in the first quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements, and any effect will be limited to the form and content of the disclosure it requires.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10-13.

    Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1  FINANCIAL STATEMENTS

    Included in Part II of this report:

                                                                                              PAGE
                                                                                              -----
    Pool Energy Services Co.:
         Independent Auditors' Report   . . . . . . . . . . . . . . . . . . . . . . .          28
         Statements of Consolidated Operations for Each of the Three Years in the
            Period Ended December 31, 1997  . . . . . . . . . . . . . . . . . . . . .          29
         Statements of Consolidated Cash Flows for Each of the Three Years in the
            Period Ended December 31, 1997  . . . . . . . . . . . . . . . . . . . . .          30
         Consolidated Balance Sheets at December 31, 1997 and 1996  . . . . . . . . .          31
         Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . .          32

(a)-2  FINANCIAL STATEMENT SCHEDULES

    Included in Part IV of this report:

    Pool Energy Services Co.:
    Consolidated Supplementary Financial Statement Schedules As of and for Each of
      the Three Years Ended December 31, 1997:
            II - Consolidated Valuation and Qualifying Accounts   . . . . . . . . . .          68

    The supplemental schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

(a)-3  EXHIBITS

EXHIBIT NO.                                               DOCUMENT
-----------                                               --------
3.1           -  Articles of Incorporation of the Company, as amended (incorporated by reference  to Exhibit 3.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 0-
                 18437)

3.2           -  Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994, Commission File No. 0-
                 18437)

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

10.1          -  Contingent Support Agreement (incorporated by reference to Exhibit 10.2.1 to the Company's Registration
                 Statement on Form S-1 No. 33-33726)

10.1.1        -  Amendment to Contingent Support Agreement (incorporated by reference to Exhibit 10.2.1 to the Company's
                 Form 10-K for the year ended December 31, 1990, Commission File No. 0-18437)

10.2          -  Sublease Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement
                 on Form S-1 No. 33-25535)

10.2.1        -  First Amendment to Sublease Agreement (incorporated by reference to Exhibit 10.3.1 to the Company's
                 Registration Statement on Form S-1 No. 33-36622)

10.2.2        -  Second Amendment to Sublease Agreement (incorporated by reference to Exhibit 10.3.2 to the Company's
                 Form 10-K for the year ended December  31, 1992, Commission File No. 0-18437)

10.3(+)       -  Pool Energy Services Co. Stock Option Plan (incorporated by reference to Exhibit 10.4.1 to the
                 Company's Registration Statement on Form S-1 No. 33-36622)

10.4          -  $30 million Restated Credit Agreement dated as of August 15, 1994 between Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994, Commission File No. 0-18437)

10.4.1        -  First Amendment to 1994 Restated Credit Agreement dated February 28, 1995 (incorporated by reference to
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995,
                 Commission File No. 0-18437)

10.4.2        -  Second Amendment to 1994 Restated Credit Agreement dated April 21, 1995 (incorporated by reference to
                 Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995,
                 Commission File No. 0-18437)

10.4.3        -  Third Amendment and Waiver to 1994 Restated Credit Agreement, and First Amendment and Waiver to 1995
                 Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                 Form 10-Q for the period ended June 30, 1995, Commission File No. 0-18437)

10.4.4        -  Fourth Amendment to 1994 Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the
                 Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995, Commission File No. 0-
                 18437)

10.5          -  Term Loan Agreement among Pool Company, NationsBank of Texas, N.A. and Certain Lenders dated April 21,
                 1995 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
                 period ended March 31, 1995, Commission File No. 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                                               DOCUMENT
-----------                                               --------
10.6(+)       -  Pool Energy Services Co. 1991 Directors Stock Option Plan (incorporated by reference to Exhibit 10.6.2 to the Company's Registration Statement on Form S-8 No. 33-50844)

10.7          -  Sublease Agreement dated March 15, 1983 between Pool Company and Sanan Leasing Corporation
                 (incorporated by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q for the
                 period ended September 30, 1992, Commission File No. 0-18437)

10.8(+)       -  Supplemental Executive Retirement Plan of Pool Company, as amended (incorporated by reference to
                 Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1993,
                 Commission File No. 0-18437)

10.8.1(+)     -  Amended and Restated Supplementary Executive Retirement Plan of Pool Company (incorporated by reference to Exhibit 10.9.1 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No.
                 0-18437)

10.9          -  Agreement in Relation to Bareboat Charter (Pool Ranger IV) dated December 30, 1993 between Pool Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)

10.10         -  Agreement in Relation to Bareboat Charter (Pool Ranger V) dated December 30, 1993 between Pool Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)

10.11         -  Agreement in Relation to Bareboat Charter (Pool Ranger  VI) dated December 30, 1993 between Pool
                 Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit
                 10.15 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)

10.12(+)      -  Pool Energy Services Co. 1993 Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994, Commission File No.
                 0-18437)

10.13(+)      -  Change in Control Agreement, as amended, between the Company and J. T. Jongebloed (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 1994, Commission File No. 0-18437)

10.14(+)      -  Change in Control Agreement, as amended, between the Company and E. J. Spillard (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
                 1994, Commission File No. 0-18437)

10.15(+)      -  Change in Control Agreement, as amended, between the Company and W. J Myers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994,
                 Commission File No. 0-18437)

10.16(+)      -  Change in Control Agreement, as amended, between the Company and R. G. Hale (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994,
                 Commission File No. 0-18437)

10.17(+)      -  Change in Control Agreement, as amended, between the Company and G. G. Arms (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994,
                 Commission File No. 0-18437)

10.18(+)      -  Change in Control Agreement, as amended, between the Company and L. E. Dupre (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994,
                 Commission File No. 0-18437)

10.19(+)      -  Pool Energy Services Co. 1995 Management Bonus Plan - Senior Executive Level (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1994, Commission File No.
                 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                                               DOCUMENT
-----------                                               --------

10.20         -  Stock Purchase Agreement dated June 13, 1995 by and among Robert D. Hillman, Barbara A. Hillman,
                 Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and Pool Energy Services
                 Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (Date of
                 Event: June 13, 1995) dated June 27, 1995, Commission File No. 0-18437)

10.21         -  Agreement regarding Deferred Payment of Purchase Price dated June 13, 1995 by and among Robert D.
                 Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool
                 Company and Pool Energy Services Co., including Promissory Notes, and Exhibits B, C, D and F to such agreement (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (Date
                 of Event: June 13, 1995) dated June 27, 1995, Commission File No. 0-18437)

10.22         -  Voting Agreement and Agreement Restricting Transfer dated June 13, 1995 by and among Robert D. Hillman,
                 Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and
                 Pool Energy Services Co. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on
                 Form 8-K (Date of Event: June 13, 1995) dated June 27, 1995, Commission File No. 0-18437)

10.23         -  $35 million Restated Revolving Credit Agreement dated as of November 30, 1995 between Pool Company and
                 NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.26 to the Company's Form
                 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.23.1       -  First Amendment and Waiver to $35 million Restated Revolving Credit Agreement and $10 million Restated
                 Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement
                 on Form S-3 No. 333-5229)

10.23.2       -  First Amendment to ISDL Term Loan Agreement, Second Amendment to Pool Company Restated Revolving Credit
                 Agreement, and Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-18437)

10.23.3       -  Second Amendment to ISDL Term Loan Agreement, Third Amendment to Pool Company Restated Revolving Credit
                 Agreement, and Third Amendment to Pool Company Restated Term Loan Agreement (incorporated by reference to Exhibit 10.25.3 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No.
                 0-18437)

10.23.4       -  Fourth Amendment and Waiver to Pool Company Restated Revolving Credit Agreement and Pool Company
                 Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                 Report on Form 10-Q for the period ended June 30, 1997, Commission File No. 0-18437)

10.24         -  $6.5 million Term Loan Agreement dated as of November 30, 1995 between International Sea Drilling Ltd.
                 and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.27 to the Company's
                 Form 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.25         -  $10 million Restated Term Loan Agreement dated as of November 30, 1995 between Pool Company and
                 NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.28 to the Company's Form
                 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.26(+)      -  Pool Energy Service Co. 1996 Management Bonus Plan - Senior Executive Level (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996,
                 Commission File No. 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                                               DOCUMENT
-----------                                               --------
10.27(+)      -  Pool Energy Service Co. 1996 Longterm Incentive Plan (corrected version replacing Exhibit 10.3 to the
                 Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 0-
                 18437; incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended
                 December 31, 1996, Commission File No. 0-18437)

10.28(+)      -  Pool Energy Service Co. 1996 Directors' Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 No. 333-03159 filed with the commission on May 3,
                 1996)

10.28.1(+)    -  Form of Stock Option Agreement, Pool Energy Services Co. 1996 Directors' Stock Incentive Plan
                 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-
                 03159 filed with the commission on May 3, 1996)

10.29         -  Loan Agreement between Antah Drilling Sdn. Bhd. and the Hongkong and Shanghai Banking Corporation
                 Limited (incorporated by reference to Exhibit 10.31 to the Company's Form 10-K for the year ended
                 December 31, 1996, Commission File No. 0-18437)

10.29.1       -  Supplemental Agreement between Antah Drilling Sdn. Bhd. and the Hongkong and Shanghai Banking
                 Corporation Limited (incorporated by reference to Exhibit 10.31.1 to the Company's 10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.30(+)      -  Pool Energy Services Co. 1997 Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.32 to the Company's 10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.31(+)         Pool Energy Services Co. 1997 Longterm Incentive Plan (incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-
                 18437)

10.32(+)         Pool Company 1996 Supplementary Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-
                 18437)

10.33         -  U.S. $130,000,000 Credit Agreement between Pool Energy Services Co., Pool Energy Holding, Inc., Pool
                 Company, various banks, SBC Warburg Dillon Read Inc., as Arranger, Credit Lyonnais New York Branch, as
                 Administrative Agent, and Swiss Bank Corporation, New York Branch, as Documentation Agent, dated as of
                 September 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                 10-Q for the period ended September 30, 1997, Commission File No. 0-18437)

10.34         -  Purchase Agreement by and among Pool Company, R&H Well Service, Inc., Trey Services, Inc. and Steve L.
                 Holifield dated as of October 6, 1997 (incorporated by reference to Exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-18437)

10.35(+)      -  Pool Energy Services Co. 1997 Employee SAR/Phantom Stock Plan (incorporated by reference to Exhibit
                 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission
                 File No. 0-18437)

10.36(+)(*)   -  Pool Energy Services Co. 1998 Senior Executive Bonus Plan

10.37(+)(*)   -  Pool Energy Services Co. 1998 Long-term Incentive Plan

10.38(*)      -  Letter Agreement dated August 20, 1997 in connection with the Stock Purchase Agreement dated June 13,
                 1995 by and among Robert D. Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr.,
                 Golden Pacific Corp., Pool Company and Pool Energy Services Co.

(a)-3  EXHIBITS

EXHIBIT NO.                DOCUMENT
-----------                --------
21(*)         -  List of Subsidiaries

23(*)         -  Consent of Deloitte & Touche LLP

24(*)         -  Powers of Attorney

27(*)         -  Financial Data Schedule

---------------

(+) Management contract or compensatory plan or arrangement

(*) Filed herewith

The schedules to Exhibits 10.23, 10.24 and 10.25 have been omitted. The Company hereby agrees to furnish supplementally to the Commission upon request copies of any such omitted schedules.

(b) REPORTS ON FORM 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                                                     SCHEDULE II

                            POOL ENERGY SERVICES CO.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                               AS OF DECEMBER 31
                                 (IN THOUSANDS)

                                                            ADDITIONS
                                                     ---------------------
                                        BALANCE AT   CHARGED TO    CHARGED                            BALANCE
                                         BEGINNING   COSTS AND    TO OTHER       OTHER                AT END
                                          OF YEAR    EXPENSES     ACCOUNTS      CHANGES              OF YEAR
                                        ----------   ----------   --------      -------              --------

Allowance for Doubtful Accounts:
     1997............................     $ 1,235     $   195     $   352(b)  $     (510)(a)         $ 1,272
     1996............................       1,059         249          29           (102)(a)(c)        1,235
     1995............................       1,622       1,255         191         (2,009)(a)(d)        1,059

Allowance for Inventory Shrinkage:
     1997............................     $ 1,856     $   480     $    --     $      (80)            $ 2,256
     1996............................       1,585         341          34           (104)              1,856
     1995............................       1,432         244          --            (91)              1,585

Allowance for Doubtful Noncurrent
  Receivables:
     1997............................     $ 1,219     $    --     $    --     $     (106)(a)(e)      $ 1,113
     1996............................       2,824          --          --         (1,605)(a)(f)        1,219
     1995............................       3,667          --          --           (843)(a)(g)        2,824

-----------

(a) Includes amounts reclassified between allowance for doubtful accounts and allowance for doubtful noncurrent receivables.

(b) Includes an increase of $325 related to business acquisitions.

(c) Includes a reduction of $800 of allowance related to a revised estimate of the accounts receivable allowance.

(d) Includes a reduction of $490 of allowance related to a revised estimate of the accounts receivable allowance.

(e) Includes a reduction of $616 of allowance related to accounts receivable written off.

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



Dated:  February 23, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           NAME AND
           SIGNATURE                             TITLE                                  DATE
           ---------                             -----                                  ----
   /s/    J. T. JONGEBLOED              Chairman, President and Chief
----------------------------------         Executive Officer                   ----
          J. T. Jongebloed                                                        )
                                                                                  )
  /s/     E. J. SPILLARD               Senior Vice President, Finance             )
----------------------------------        (principal financial officer)           )
          E. J. Spillard                                                          )
                                                                                  )
  /s/      B. G. GORDON                Controller (principal accounting           )
----------------------------------        officer)                                )
           B. G. Gordon                                                           )
                                                                                  )
         WILLIAM H. MOBLEY             Director*                                  )   February 23, 1998
                                                                                  )
        JOSEPH R. MUSOLINO             Director*                                  )
                                                                                  )
          JAMES L. PAYNE               Director*                                  )
                                                                                  )
         DONALD D. SYKORA              Director*                                  )
                                                                                  )
                                                                                  )
                                                                                  )
*By: /s/ J. T. JONGEBLOED                                                         )
----------------------------------                                                )
     (J. T. Jongebloed, as                                                        )
      Attorney-In-Fact for each of                                                )
      the persons indicated)                                                   ----

                            POOL ENERGY SERVICES CO.
                                INDEX TO EXHIBITS


EXHIBIT NO.                                    DOCUMENT
-----------                                    --------
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

10.3(+)     - Pool Energy Services Co. Stock Option Plan (incorporated by reference to Exhibit 10.4.1 to the Company's Registration Statement on Form S-1 No.
              33-36622)

10.4        - $30 million Restated Credit Agreement dated as of August 15, 1994 between
              Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the period ended September 30, 1994, Commission File No. 0-18437)

10.4.1      - First Amendment to 1994 Restated Credit Agreement dated February 28,
              1995 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q for the period ended March 31, 1995, Commission File
              No. 0-18437)

10.4.2      - Second Amendment to 1994 Restated Credit Agreement dated April 21, 1995
              (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
              Form 10-Q for the period ended March 31, 1995, Commission File No. 0-18437)

10.4.3      - Third Amendment and Waiver to 1994 Restated Credit Agreement, and First
              Amendment and Waiver to 1995 Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
              period ended June 30, 1995, Commission File No. 0-18437)

10.4.4      - Fourth Amendment to 1994 Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
              for the period ended June 30, 1995, Commission File No. 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                                    DOCUMENT
-----------                                    --------
10.5        - Term Loan Agreement among Pool Company, NationsBank of Texas, N.A. and
              Certain Lenders dated April 21, 1995 (incorporated by reference to Exhibit
              10.3 to the Company's Quarterly Report on Form 10-Q for the period ended
              March 31, 1995, Commission File No. 0-18437)

10.6(+)     - Pool Energy Services Co. 1991 Directors Stock Option Plan
              (incorporated by reference to Exhibit 10.6.2 to the Company's Registration
              Statement on Form S-8 No. 33-50844)

10.7        - Sublease Agreement dated March 15, 1983 between Pool Company and Sanan
              Leasing Corporation (incorporated by reference to Exhibit 19.1 of the
              Company's Quarterly Report on Form 10-Q for the period ended September 30,
              1992, Commission File No. 0-18437)

10.8(+)     - Supplemental Executive Retirement Plan of Pool Company, as amended
              (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1993, Commission File No.
              0-18437)

10.8.1(+)   - Amended and Restated Supplementary Executive Retirement Plan of Pool
              Company (incorporated by reference to Exhibit 10.9.1 to the Company's Form
              10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.9        - Agreement in Relation to Bareboat Charter (Pool Ranger IV) dated December
              30, 1993 between Pool Company and Nationsbanc Leasing Corporation of North
              Carolina (incorporated by reference to Exhibit 10.13 to the Company's Form
              10-K for the year ended December 31, 1993, Commission File No. 0-18437)

10.10       - Agreement in Relation to Bareboat Charter (Pool Ranger V) dated December
              30, 1993 between Pool Company and Nationsbanc Leasing Corporation of North
              Carolina (incorporated by reference to Exhibit 10.14 to the Company's Form
              10-K for the year ended December 31, 1993, Commission File No. 0-18437)

10.11       - Agreement in Relation to Bareboat Charter (Pool Ranger VI) dated
              December 30, 1993 between Pool Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit 10.15 to the
              Company's Form 10-K for the year ended December 31, 1993, Commission File
              No. 0-18437)

10.12(+)    - Pool Energy Services Co. 1993 Employee Stock Incentive Plan
              (incorporated by reference to Exhibit 10.16 to the Company's Quarterly
              Report on Form 10-Q for the period ended March 31, 1994, Commission File
              No. 0-18437)

10.13(+)    - Change in Control Agreement, as amended, between the Company and J.
              T. Jongebloed (incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1994,
              Commission File No. 0-18437)

10.14(+)    - Change in Control Agreement, as amended, between the Company and E.
              J. Spillard (incorporated by reference to Exhibit 10.2 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1994,
              Commission File No. 0-18437)

10.15(+)    - Change in Control Agreement, as amended, between the Company and W. J
              Myers (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
              Report on Form 10-Q for the period ended June 30, 1994, Commission File No.
              0-18437)

10.16(+)    - Change in Control Agreement, as amended, between the Company and R.
              G. Hale (incorporated by reference to Exhibit 10.4 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1994,
              Commission File No. 0-18437)

10.17(+)    - Change in Control Agreement, as amended, between the Company and G.
              G. Arms (incorporated by reference to Exhibit 10.5 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1994,
              Commission File No. 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                                    DOCUMENT
-----------                                    --------
10.18(+)    - Change in Control Agreement, as amended, between the Company and L.
              E. Dupre (incorporated by reference to Exhibit 10.6 to the Company's
              Quarterly Report on Form 10-Q for the period ended June 30, 1994,
              Commission File No. 0-18437)

10.19(+)    - Pool Energy Services Co. 1995 Management Bonus Plan - Senior
              Executive Level (incorporated by reference to Exhibit 10.23 to the
              Company's Form 10-K for the year ended December 31, 1994, Commission File
              No. 0-18437)

10.20       - Stock Purchase Agreement dated June 13, 1995 by and among Robert D.
              Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman,
              Jr., Golden Pacific Corp., Pool Company and Pool Energy Services
              Co. (incorporated by reference to Exhibit 2.1 to the Company's Current
              Report on Form 8-K (Date of Event: June 13, 1995) dated June 27, 1995,
              Commission File No. 0-18437)

10.21       - Agreement regarding Deferred Payment of Purchase Price dated June 13,
              1995 by and among Robert D. Hillman, Barbara A. Hillman, Richard H.
              Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and
              Pool Energy Services Co., including Promissory Notes, and Exhibits B, C, D and F to such agreement (incorporated by reference to Exhibit 2.2 to the
              Company's Current Report on Form 8-K (Date of Event: June 13, 1995) dated
              June 27, 1995, Commission File No. 0-18437)

10.22       - Voting Agreement and Agreement Restricting Transfer dated June 13, 1995 by and among Robert D. Hillman, Barbara A. Hillman, Richard H. Hillman,
              Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and Pool Energy
              Services Co. (incorporated by reference to Exhibit 2.3 to the Company's
              Current Report on Form 8-K (Date of Event: June 13, 1995) dated June 27,
              1995, Commission File No. 0-18437)

10.23       - $35 million Restated Revolving Credit Agreement dated as of November 30,
              1995 between Pool Company and NationsBank of Texas, N.A., as Agent
              (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.23.1     - First Amendment and Waiver to $35 million Restated Revolving Credit
              Agreement and $10 million Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
              S-3 No. 333-5229)

10.23.2     - First Amendment to ISDL Term Loan Agreement, Second Amendment to Pool
              Company Restated Revolving Credit Agreement, and Restated Term Loan
              Agreement (incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the period ended September 30, 1996,
              Commission File No. 0-18437)

10.23.3     - Second Amendment to ISDL Term Loan Agreement, Third Amendment to Pool
              Company Restated Revolving Credit Agreement, and Third Amendment to Pool
              Company Restated Term Loan Agreement (incorporated by reference to Exhibit
              10.25.3 to the Company's Form 10-K for the year ended December 31, 1996,
              Commission File No. 0-18437)

10.23.4     - Fourth Amendment and Waiver to Pool Company Restated Revolving Credit
              Agreement and Pool Company Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the period ended June 30, 1997, Commission File No. 0-18437)

10.24       - $6.5 million Term Loan Agreement dated as of November 30, 1995 between
              International Sea Drilling Ltd. and NationsBank of Texas, N.A., as Agent
              (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                                    DOCUMENT
-----------                                    --------
10.25       - $10 million Restated Term Loan Agreement dated as of November 30, 1995 between Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended
              December 31, 1995, Commission File No. 0-18437)

10.26(+)    - Pool Energy Service Co. 1996 Management Bonus Plan - Senior Executive
              Level (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q for the period ended March 31, 1996, Commission File
              No. 0-18437)

10.27(+)    - Pool Energy Service Co. 1996 Longterm Incentive Plan (corrected version replacing Exhibit 10.3 to the Company's Quarterly Report on Form
              10-Q for the period ended March 31, 1996, Commission File No. 0-18437;
              incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.28(+)    - Pool Energy Service Co. 1996 Directors' Stock Incentive Plan
              (incorporated by reference to Exhibit 4.1 to the Company's Registration
              Statement of Form S-8 No. 333-03159 filed with the commission on May 3,
              1996)

10.28.1(+)  - Form of Stock Option Agreement, Pool Energy Services Co. 1996
              Directors' Stock Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-03159 filed with the commission on May 3, 1996)

10.29       - Loan Agreement between Antah Drilling Sdn. Bhd. and the Hongkong and
              Shanghai Banking Corporation Limited (incorporated by reference to Exhibit
              10.31 to the Company's Form 10-K for the year ended December 31, 1996,
              Commission File No. 0-18437)

10.29.1     - Supplemental Agreement between Antah Drilling Sdn. Bhd. and the
              Hongkong and Shanghai Banking Corporation Limited (incorporated by reference to Exhibit 10.31.1 to the Company's 10-K for the year ended
              December 31, 1996, Commission File No. 0-18437)

10.30(+)    - Pool Energy Services Co. 1997 Senior Executive Bonus Plan
              (incorporated by reference to Exhibit 10.32 to the Company's 10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.31(+)      Pool Energy Services Co. 1997 Longterm Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the period ended March 31, 1997, Commission File No. 0-18437)

10.32(+)      Pool Company 1996 Supplementary Executive Retirement Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
              for the period ended March 31, 1997, Commission File No. 0-18437)

10.33       - U.S. $130,000,000 Credit Agreement between Pool Energy Services Co.,
              Pool Energy Holding, Inc., Pool Company, various banks, SBC Warburg Dillon
              Read Inc., as Arranger, Credit Lyonnais New York Branch, as Administrative
              Agent, and Swiss Bank Corporation, New York Branch, as Documentation Agent,
              dated as of September 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
              September 30, 1997, Commission File No. 0-18437)

10.34       - Purchase Agreement by and among Pool Company, R&H Well Service, Inc.,
              Trey Services, Inc. and Steve L. Holifield dated as of October 6, 1997
              (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
              Report on Form 10-Q for the period ended September 30, 1997, Commission
              File No. 0-18437)

10.35(+)    - Pool Energy Services Co. 1997 Employee SAR/Phantom Stock Plan
              (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
              Report on Form 10-Q for the period ended September 30, 1997, Commission
              File No. 0-18437)

10.36(+)(*) - Pool Energy Services Co. 1998 Senior Executive Bonus Plan

(a)-3  EXHIBITS

EXHIBIT NO.                                    DOCUMENT
-----------                                    --------
10.37(+)(*) - Pool Energy Services Co. 1998 Long-term Incentive Plan

10.38(*)    - Letter Agreement dated August 20, 1997 in connection with the Stock
              Purchase Agreement dated June 13, 1995 by and among Robert D. Hillman,
              Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden
              Pacific Corp., Pool Company and Pool Energy Services Co.

21(*)       - List of Subsidiaries

23(*)       - Consent of Deloitte & Touche LLP

24(*)       - Powers of Attorney

27(*)       - Financial Data Schedule

---------------
(+)  Management contract or compensatory plan or arrangement
(*)  Filed herewith

The schedules to Exhibits 10.23, 10.24 and 10.25 have been omitted. The Company hereby agrees to furnish supplementally to the Commission upon request copies of any such omitted schedules.