Form 10-Q
period 1998-03-31
POOL ENERGY SERVICES CO
filed 1998-05-14
CIK 842815

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM _________ TO _________
                         COMMISSION FILE NUMBER 0-18437

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

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: Common Stock, no par value - 21,030,293 shares


================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                       THREE MONTHS ENDED MARCH 31
                                                                                    -------------------------------
                                                                                        1998               1997
                                                                                    -------------    --------------

Revenues .......................................................................    $     117,712    $       98,384
Earnings (Loss) Attributable to Unconsolidated Affiliates ......................              (71)            1,004
                                                                                    -------------    --------------

         Total .................................................................          117,641            99,388
                                                                                    -------------    --------------
Costs and Expenses:
     Operating expenses ........................................................           83,363            74,716
     Selling, general and administrative expenses ..............................           13,175            12,761
     Depreciation and amortization .............................................            7,510             5,703
                                                                                    -------------    --------------

         Total .................................................................          104,048            93,180
                                                                                    -------------    --------------
Other Income (Expense) - Net ...................................................              403               558
Interest Expense ...............................................................            1,763               785
                                                                                    -------------    --------------

Income Before Income Taxes and Minority Interest ...............................           12,233             5,981
Income Tax Provision ...........................................................            4,780             2,272
Minority Interest in Loss of Consolidated Subsidiary ...........................               --               (96)
                                                                                    -------------    --------------

Net Income .....................................................................    $       7,453    $        3,805
                                                                                    =============    ==============

Earnings Per Share of Common Stock .............................................    $         .38    $          .20
                                                                                    =============    ==============

Earnings Per Share of Common Stock-assuming dilution ...........................    $         .38    $          .20
                                                                                    =============    ==============

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                    -------------------------------
                                                                                       1998                 1997
                                                                                    -----------         -----------
Operating Activities:
     Net income ................................................................    $     7,453         $     3,805
     Noncash items included above:
         Depreciation and amortization .........................................          7,510               5,703
         Deferred income taxes .................................................          2,299               2,023
         Undistributed (earnings) loss of unconsolidated affiliates ............            147                (963)
         Other - net ...........................................................            379                (564)
     Payment for lease of manufacturing facility ...............................           (537)               (537)
     Proceeds from rig mobilization ............................................          8,611                  --
     Other - net ...............................................................         (2,060)               (318)
     Net effect of changes in operating working capital ........................         (6,720)             (8,305)
                                                                                    -----------         -----------

              Net Cash Flows Provided by Operating Activities ..................         17,082                 844
                                                                                    -----------         -----------

Investing Activities:
     Property additions ........................................................        (25,918)             (6,999)
     Expenditures for acquisition, including acquisition costs, less cash
         acquired ..............................................................        (50,374)                 --
     Proceeds from disposition of property, plant and equipment ................            438                 947
     Other - net ...............................................................             36                 617
                                                                                    -----------         -----------

              Net Cash Flows Used for Investing Activities .....................        (75,818)             (5,435)
                                                                                    -----------         -----------

Financing Activities:
     Proceeds from long-term debt ..............................................        170,000                  --
     Principal payments on long-term debt ......................................        (80,800)             (2,525)
     Repayment of debt assumed in acquisition ..................................        (15,672)                 --
     Payment of debt financing costs ...........................................         (4,691)                (14)
     Proceeds from exercise of stock options ...................................            257                 532
                                                                                    -----------         -----------

              Net Cash Flows Provided by (Used for) Financing Activities .......         69,094              (2,007)
                                                                                    -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents ...........................         10,358              (6,598)

Cash and Cash Equivalents at January 1, ........................................         18,993              21,837
                                                                                    -----------         -----------

Cash and Cash Equivalents at March 31,  ........................................    $    29,351         $    15,239
                                                                                    ===========         ===========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                 MARCH 31      DECEMBER 31
                                                                                   1998            1997
                                                                                ----------     -----------
                                                                                (UNAUDITED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents ..............................................     $   29,351     $    18,993
   Restricted cash ........................................................             10              10
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $1,269 and $1,272) ...................................................        104,667          97,283
   Inventories ............................................................         17,703          19,500
   Deferred income tax asset  .............................................          8,068           8,594
   Other current assets ...................................................         12,641           8,295
                                                                                ----------     -----------

     Total current assets .................................................        172,440         152,675
Property, Plant and Equipment - Net .......................................        381,364         259,793
Vessel Construction Deposits ..............................................         18,275              --
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ...         28,527          20,515
Goodwill, net .............................................................         61,947          42,395
Deferred Costs ............................................................         10,275           1,270
Noncurrent Receivables (net of allowance for doubtful accounts of $1,092
   and $1,113) and Other Assets ...........................................          2,769           2,547
                                                                                ----------     -----------

     Total ................................................................     $  675,597     $   479,195
                                                                                ==========     ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ......................................     $    1,025     $     1,025
   Accounts payable .......................................................         49,473          41,305
   Accrued Sea Mar purchase price adjustment ..............................         14,700              --
   Other current liabilities ..............................................         53,114          51,275
                                                                                ----------     -----------

     Total current liabilities ............................................        118,312          93,605
Long-Term Debt ............................................................        168,522          79,322
Deferred Income Taxes .....................................................         62,905          21,575
Other Liabilities .........................................................         49,544          46,995
Minority Interest .........................................................             --           3,960
Shareholders' Equity :
   Common stock, no par value:
     40,000,000  shares authorized; 21,030,293 and 19,448,946 shares
       issued and outstanding .............................................        231,561         196,532
   Retained earnings ......................................................         45,682          38,229
   Unearned compensation - restricted stock ...............................           (607)           (701)
   Cumulative foreign currency translation adjustments ....................           (322)           (322)
                                                                                ----------     -----------

     Total shareholders' equity ...........................................        276,314         233,738
                                                                                ----------     -----------

     Total ................................................................     $  675,597     $   479,195
                                                                                ==========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included in this report are unaudited but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated. Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The condensed consolidated financial statements include the financial statements of Pool Energy Services Co. (the "Company") and all subsidiaries in which a controlling interest is held. The Company uses the equity method to account for affiliates in which it does not have control. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") reached a consensus on Issue 96-16 "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16"). EITF 96-16 sets forth new criteria for evaluating whether or not the rights of the minority shareholder are sufficient to overcome the presumption that all majority-owned investees should be consolidated. Effective January 1, 1998, the Company adopted EITF 96-16 and changed its method of accounting for its 51% interest in Pool International Argentina S.A. ("PIASA") to the equity method. Prior to January 1, 1998, 100% of PIASA's assets, liabilities, results of operations and cash flows were included in the Company's respective consolidated totals. The change in method of accounting had no effect on the Company's consolidated net income for the three months ended March 31, 1998. The following table summarizes the effect of adopting EITF 96-16 on the Company's balance sheet at January 1, 1998:

                                                                                        INCREASE
                                                                                       (DECREASE)
                                                                                      ------------
         Total Current Assets .....................................................   $    (4,465)
         Property, Plant and Equipment - Net ......................................       (11,583)
         Investment in and Noncurrent Receivables from
           Unconsolidated Affiliates ..............................................         8,161
         Goodwill, net ............................................................        (1,542)
                                                                                      -----------
           Total ..................................................................   $    (9,429)
                                                                                      ===========

         Total Current Liabilities ................................................   $    (6,455)
         Deferred Income Taxes ....................................................           986
         Minority Interest ........................................................        (3,960)
                                                                                      -----------
           Total ..................................................................   $    (9,429)
                                                                                      ===========


                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


   Deferred Costs

     Deferred costs consist primarily of drydocking expenses incurred in conjunction with marine inspections of offshore support vessels and debt financing costs. Drydocking expenses are capitalized and amortized on a straight-line basis over a period normally not to exceed 30 months. Debt financing costs are amortized over the terms of the related borrowings. The major components of deferred costs are unamortized deferred drydocking expenses of $5.3 million at March 31, 1998 and unamortized debt financing costs of $4.9 million and $0.9 million at March 31, 1998 and December 31, 1997, respectively.


3.   EARNINGS PER SHARE

     The following tables set forth the amounts used in computing earnings per share ("EPS") and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31, 1998 and 1997.

                                                                 FOR THE QUARTER ENDED MARCH 31, 1998
                                                              ------------------------------------------
                                                                  INCOME         SHARES       PER-SHARE
                                                                (NUMERATOR)  (DENOMINATOR)      AMOUNT
                                                              -------------  -------------   -----------
                                                                 (In thousands except number of shares
                                                                         and per share amounts)
Earnings per Share of Common Stock
     Net Income ............................................  $       7,453     19,483,801   $       .38
                                                                                             ===========
Dilutive Effect of Potential Common Stock
     Stock Options .........................................             --        285,301
                                                              -------------  -------------
Earnings per Share of Common Stock - Assuming Dilution
     Net Income ............................................  $       7,453     19,769,102   $       .38
                                                              =============  =============   ===========


     Options to purchase approximately 52,000 shares of common stock at an exercise price of $31.8125 per share that were outstanding during the first quarter of 1998 were not included in the computation of diluted EPS because such options were antidilutive.


                                                                  FOR THE QUARTER ENDED MARCH 31, 1997
                                                              -------------------------------------------
                                                                  INCOME         SHARES        PER-SHARE
                                                                (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                              -------------------------------------------
                                                                 (In thousands except number of shares
                                                                         and per share amounts)
Earnings per Share of Common Stock
     Net Income ............................................  $       3,805     19,140,119   $       .20
                                                                                             ===========
Dilutive Effect of Potential Common Stock
     Stock Options .........................................             --        263,880
                                                              -------------  -------------
Earnings per Share of Common Stock - Assuming Dilution
     Net Income ............................................  $       3,805     19,403,999   $       .20
                                                              =============  =============   ===========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


4.   LONG-TERM DEBT AND LINE OF CREDIT

   Senior Subordinated Notes

     On March 31, 1998, the Company completed a private placement of 8 5/8% senior subordinated notes due 2008 in the aggregate principal amount of $150 million (the "Notes"). The net proceeds from the sale of the Notes were used to fund the cash portion of the purchase price for Sea Mar, Inc. ("Sea Mar") (see
Note 5), to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement"). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 1, 2003 at a redemption price equal to 104.313% of the principal amount thereof, plus accrued interest, declining ratably to par on April 1, 2006. The Company may also redeem up to 35% of the aggregate principal amount of the Notes at its option, from time to time on or prior to April 1, 2001, at a redemption price equal to 108.625% of the principal amount thereof, plus accrued interest, with the net proceeds of one or more equity offerings of the Company's common stock.

     The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The Notes contain certain covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries.

   Credit Agreement

     In March 1998, simultaneously with the issuance of the Notes and the closing of the Sea Mar Acquisition, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At March 31, 1998 the Company had drawn $5.0 million in cash under the Credit Agreement, and an additional $11.6 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, through September 1998, the applicable Eurodollar margin shall not be less than 1.50%. Based upon the Company's leverage ratio at March 31, 1998, the applicable Eurodollar margin would have been 1.00%. The Credit Agreement will mature on October 2, 2000 and is subject to one-year extensions at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


     The Company incurred $4.2 million and $0.5 million of debt financing costs during the first three months of 1998 in connection with the Notes offering and the Credit Agreement, respectively.


5.   ACQUISITION OF SEA MAR, INC.

     On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, for approximately $75.9 million in cash (including an estimated $14.7 million in post-closing purchase price adjustments) and 1,538,462 shares of the Company's common stock (the "Sea Mar Acquisition"). In addition, the Company agreed to pay additional cash consideration contingent upon Sea Mar exceeding certain financial targets for the fiscal years ending December 31, 1998 and 1999, up to a maximum of $10 million in each year.

     The acquisition was accounted for under the purchase method, and Sea Mar's results of operations will be included in the Company's consolidated financial statements from the date of the acquisition. The purchase price was allocated based on preliminary estimates of the fair market value of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price allocation is subject to adjustment as additional information becomes available and is evaluated. The primary items that may be subject to further adjustment are fair value assessments of property, plant and equipment and reserves for income taxes. This preliminary purchase price allocation resulted in goodwill of approximately $21.5 million, which is being amortized on a straight-line basis over 25 years.

     Expenditures for the acquisition, including acquisition costs, less cash acquired were as follows:


         Fair value of assets acquired (including goodwill) ...........    $   176,987
         Company's common stock issued ................................        (34,327)
         Liability for post-closing purchase price adjustment .........        (14,700)
         Liabilities assumed ..........................................        (66,755)
                                                                           -----------
         Cash paid, including acquisition related expenditures ........         61,205
         Less: cash acquired ..........................................         10,831
                                                                           -----------
         Net cash used for the acquisition ............................    $    50,374
                                                                           ===========


     Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $77.6 million, net of deposits. These new vessels are scheduled to be delivered between late 1998 and early 2000.

     The following unaudited pro forma summary of financial information presents the Company's consolidated results of operations as if the Sea Mar Acquisition had occurred at the beginning of the periods indicated, after including the impact of certain adjustments, such as: additional depreciation expense, amortization of goodwill, amortization of the portion of the purchase price allocated to a noncompete agreement, reduction of gains on sales due to the purchase price allocation, increased interest expense and amortization of the related debt financing costs associated with the $150 million Notes, reduction of interest expense for the repayment of existing Sea Mar debt and repayments on the Credit Agreement and related income tax effects thereon.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31
                                                       ---------------------------------------------------------
                                                                   1998                           1997
                                                       ---------------------------    --------------------------
                                                       AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA
                                                       -----------     -----------    -----------    -----------
                                                                (In thousands except earnings per share)

         Revenues ...................................  $   117,712     $   131,245    $    98,384    $   108,883
                                                       ===========     ===========    ===========    ===========

         Net Income .................................  $     7,453     $     9,750    $     3,805    $     4,313
                                                       ===========     ===========    ===========    ===========

         Earnings Per Share of Common Stock .........  $       .38     $       .46    $       .20    $       .21
                                                       ===========     ===========    ===========    ===========

         Weighted Average Shares Outstanding ........       19,484          21,005         19,140         20,679
                                                       ===========     ===========    ===========    ===========

         Earnings Per Share of Common Stock -
              assuming dilution .....................  $       .38     $       .46    $       .20    $       .21
                                                       ===========     ===========    ===========    ===========

         Weighted Average Shares Outstanding ........       19,769          21,290         19,404         20,942
                                                       ===========     ===========    ===========    ===========

    The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the Sea Mar Acquisition had taken place at the beginning of the periods presented, nor is it necessarily indicative of future operating results.


6.   UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the unaudited condensed financial statements of the affiliates.

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                   -----------------------
                                                                      1998          1997
                                                                   ---------      --------
                  Revenues:
                      Pool Arabia, Ltd. ........................   $  11,457      $  8,584
                      Pool International Argentina S.A. ........       3,179 (b)        --
                      Intairdril Oman L.L.C. ...................          10            65
                                                                   ---------      --------
                            Total ..............................   $  14,646      $  8,649
                                                                   =========      ========

                  Gross Profit (Loss) (a):
                      Pool Arabia, Ltd. ........................   $   3,890      $  3,465
                      Pool International Argentina S.A. ........      (1,336)(b)        --
                      Intairdril Oman L.L.C. ...................           4            56
                                                                   ---------      --------
                            Total ..............................   $   2,558      $  3,521
                                                                   =========      ========

                  Net Income (Loss):
                      Pool Arabia, Ltd. ........................   $     373      $    448
                      Pool International Argentina S.A. ........      (1,570)(b)        --
                      Intairdril Oman L.L.C. ...................          (9)          (23)
                                                                   ---------      --------
                            Total ..............................   $  (1,206)     $    425
                                                                   =========      ========


(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).
(b) Effective January 1, 1998, the Company began accounting for its 51% interest in PIASA under the equity method. See Note 2.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


     Earnings (loss) attributable to unconsolidated affiliates is summarized below:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                  ------------------------
                                                                                    1998             1997
                                                                                  --------         -------

The Company's portion of net income (loss) ..................................     $   (615)        $   217
Adjustment to reconcile differences between affiliates' bases and
     Company's carrying value ...............................................          468             746
                                                                                  --------         -------

Equity in income (loss)......................................................         (147)            963
Other income (expense) ......................................................           76              41
                                                                                  --------         -------

     Total ..................................................................     $    (71)        $ 1,004
                                                                                  ========         =======


7.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial position or results of operations, and any effect will be limited to the form and content of the disclosure it requires.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998, and there was no effect on the Company's financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements, and any effect will be limited to the form and content of the disclosure it requires.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTES OFFERING

     On March 31, 1998, the Company completed a private placement of 8 5/8% senior subordinated notes due 2008 in the aggregate principal amount of $150 million. The net proceeds from the sale of the Notes were used to fund the cash portion of the purchase price for the Sea Mar Acquisition, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Credit Agreement. The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed, jointly and severally, by each of the Subsidiary Guarantors. The Notes contain certain covenants that, among other things, limit the ability of the Company and its Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries.

1998 ACQUISITION

     Sea Mar, Inc.   On March 31, 1998, the Company acquired all of the
outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, for approximately $75.9 million in cash (including an estimated $14.7 million in post-closing purchase price adjustments) and 1,538,462 shares of the Company's common stock. In addition, the Company agreed to pay additional cash consideration contingent upon Sea Mar exceeding certain financial targets for the fiscal years ended December 31, 1998 and 1999, up to a maximum $10 million in each year.

     As a result of the Sea Mar Acquisition, the Company now operates a diversified fleet of 23 offshore support vessels in the Gulf of Mexico. In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $77.6 million, net of deposits. These new vessels are scheduled to be delivered between late 1998 and early 2000. The Company anticipates that these expenditures will be financed by internally generated funds and borrowings under the Credit Agreement as needed.

1997 ACQUISITIONS

     A.A. Oilfield Service, Inc. ("A.A.") In November 1997, the Company acquired A.A. for $4.1 million in cash. This acquisition included 18 oilfield trucks, one salt water disposal well and related equipment based in Hobbs, New Mexico.

     Trey Services, Inc. ("Trey") In October 1997, the Company acquired all of the outstanding capital stock of Trey and certain associated operating assets for $31.3 million in cash. Prior to the acquisition, Trey, through its wholly-owned subsidiary, R&H Well Service, Inc. ("R&H"), operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas.

     D A & S Oil Well Servicing, Incorporated ("DA&S") In June 1997, the Company acquired all of the outstanding capital stock of DA&S for $10.5 million. Prior to the acquisition, DA&S operated a fleet of 37 land well-servicing rigs from yards in Hobbs and Eunice, New Mexico and Andrews, Texas.

RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 1998 AND 1997

     The Company generated net income of $7.5 million in the first quarter of 1998, compared with $3.8 million in the first quarter of 1997, despite the fact that the average price of crude oil was approximately 30% lower in the first quarter of 1998 than in the first quarter of 1997, and average domestic natural gas prices decreased approximately 16% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) higher land drilling activity in Alaska, including the operation of Rig 8, a recently upgraded drilling rig which commenced a five-year contract in February 1998,
(ii) inclusion of results from the land well-servicing rigs acquired in the October 1997 Trey acquisition and in the June 1997 DA&S acquisition (see "- 1997 Acquisitions"), and (iii) increased activity and rates for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico, including newly constructed Rig 16 which was placed in service in February 1998. Rig hours for the Company's domestic onshore operation were 14% higher in the first quarter of 1998 than in the corresponding quarter of 1997. The Company's offshore rig fleet in the Gulf of Mexico experienced rig utilization of 59% in the first quarter of 1998, compared to 65% in the comparable period of 1997, but average rig rates were 26% higher in the 1998 period. Results from the Company's international operations improved due to increased land drilling rig activity in Ecuador, Pakistan and Guatemala.

     Revenues. Revenues were $117.7 million in the first quarter of 1998, a 20% increase over revenues of $98.4 million in the first quarter of 1997. This increase was attributable to (i) the inclusion of revenues from the 67 land well-servicing rigs acquired in the October 1997 Trey acquisition and the 37 land well-servicing rigs acquired in the June 1997 DA&S acquisition (see "- 1997 Acquisitions"), (ii) higher land drilling activity in Alaska, including operation of Rig 8, (iii) increased activity and rates for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico, including Rig 16, and (iv) increased land drilling activity in Ecuador, Guatemala and Pakistan. These revenue increases were offset partly by lower revenues from operations in Oman due to the transfer of a land drilling rig to Saudi Arabia where the rig is being leased to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, and reduced platform workover rig activity in the Gulf of Mexico. In addition, the Company's revenues in the first quarter of 1998 did not include revenues related to PIASA, the Company's Argentina affiliate, as a result of changing its accounting for its 51% investment in PIASA to the equity method due to the adoption of EITF 96-16, compared to the inclusion of $3.6 million of revenues for PIASA in the first quarter of 1997 (see Note 2 to the Condensed Consolidated Financial Statements and "- Earnings Attributable to Unconsolidated Affiliates"). Domestic onshore well-servicing and production services revenues increased $14.6 million or 25% in the first quarter of 1998 from the corresponding quarter of 1997, chiefly as a result of the inclusion of results from rigs acquired from the Trey and DA&S acquisitions. Domestic onshore rig utilization was 54% in the first quarter of 1998, compared to 55% in the first quarter of 1997. Domestic onshore well-servicing rig hours increased from approximately 291,000 in the first quarter of 1997 to approximately 330,000 in the first quarter of 1998. Gulf of Mexico offshore workover and drilling revenues increased $2.1 million or 13%, international operations revenues decreased $2.2 million or 13% (however, excluding the $3.6 million of revenues from PIASA in the first quarter of 1997, international operations revenues increased $1.5 million or 12%), and Alaska operations revenues increased $4.8 million or 78%, compared to the first quarter of 1997.

     Earnings Attributable to Unconsolidated Affiliates. The loss attributable to unconsolidated affiliates was $0.1 million in the first quarter of 1998, compared to earnings of $1.0 million in the first quarter of 1997. This decrease was due to a $0.9 million loss attributable to PIASA in the first quarter of 1998. In August 1996, the Company acquired a 51% interest in PIASA, a newly formed Argentina corporation. Prior to 1998, for financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA were consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom were reflected as "minority interest" in the Company's financial statements. Beginning in 1998, as a result of the adoption of EITF 96-16, PIASA no longer qualifies for full consolidation and is now accounted for under the equity method (see Note 2 to the Condensed Consolidated Financial Statements).

     Earnings attributable to Pool Arabia, Ltd. were $0.8 million in the first quarter of 1998, a $0.2 million decrease from the comparable period of 1997 due to a non-recurring income item in the first quarter of 1997.

     Costs and Expenses. The Company's costs and expenses were $104.0 million in the first quarter of 1998, a 12% increase compared to costs and expenses of $93.2 million in the corresponding quarter of 1997; however, operating expenses declined to 71% of revenues in the first quarter of 1998 from 76% of revenues in the first quarter of 1997. The increase in costs and expenses was primarily due to the inclusion of costs and expenses related to operating the land well-servicing rigs acquired in the acquisition of Trey in October 1997 and DA&S in June 1997 and increased land drilling activity in Alaska. The increase was partly offset by decreased costs and expenses in Oman due to the transfer of a land drilling rig to Saudi Arabia where the rig is being leased to Pool Arabia, Ltd. In addition, the Company's costs and expenses in the first quarter of 1997 included $4.0 million of costs and expenses related to PIASA (see "- Earnings Attributable to Unconsolidated Affiliates").

     Other Income - Net. Other income - net was $0.2 million lower in the first quarter of 1998 than in the corresponding quarter of 1997, primarily due to lower gains on dispositions of equipment.

     Interest Expense. Interest expense was $1.0 million higher in the first quarter of 1998 than in the corresponding quarter of 1997, primarily due to interest expense under the Credit Agreement and the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997, partially offset by a reduction in interest expense due to certain term loans being paid off in October 1997 with borrowings under the Credit Agreement and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of Golden Pacific Corp.

     Income Taxes. The Company recorded income tax expense of $4.8 million (which included $2.3 million of deferred taxes) on income before income taxes of $12.2 million in the first quarter of 1998, compared to income tax expense of $2.3 million (which included $2.0 million of deferred taxes) on income before income taxes and minority interest of $6.0 million in the first quarter of 1997. The increase in income tax expense in the first quarter of 1998 compared to the first quarter of 1997 was primarily due to an increase in pre-tax income in the first quarter of 1998, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $29.4 million at March 31, 1998 compared to $19.0 million at December 31, 1997. Working capital was $54.1 million and $59.1 million at March 31, 1998 and December 31, 1997, respectively. The Company used a net $75.8 million for investing activities in the first quarter of 1998, primarily for capital expenditures of $25.9 million and $50.4 million, net of cash acquired, for the purchase of Sea Mar. The Company used a net $5.4 million for investing activities in the first quarter of 1997, primarily for capital expenditures of $7.0 million, partially offset by $0.9 million of proceeds from dispositions of equipment.

     Long-Term Debt. In March 1998, simultaneously with the issuance of the Notes and the closing of the Sea Mar Acquisition, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At March 31, 1998 the Company had drawn $5.0 million in cash under the Credit Agreement, and an additional $11.6 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, through September 1998, the applicable Eurodollar margin shall not be less than 1.50%. Based upon the Company's leverage ratio at March 31, 1998, the applicable Eurodollar margin would have been 1.00%. The Credit Agreement will mature on October 2, 2000 and is subject to one-year extensions at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

     On March 31, 1998, the Company completed a private placement of 8 5/8% Notes in the aggregate principal amount of $150 million (see Note 4 to the Condensed Consolidated Financial Statements and "- Notes Offering").

     During the first quarter of 1998, the Company made payments of $80.8 million to reduce the borrowings under the Credit Agreement and repaid Sea Mar's existing debt of $15.7 million. During the first quarter of 1997, the Company made scheduled principal payments of $2.5 million on long-term debt.

     Capital Expenditures. The Company anticipates that 1998 capital expenditures, excluding business acquisitions, will consist of (i) approximately $50 million for additions and improvements to its existing rig fleet, (ii) approximately $10 million toward the upgrade of an Arctic land drilling rig,
(iii) approximately $14 million toward the construction of a new Arctic land drilling rig, (iv) approximately $4.5 million for the electrification and upgrade of a platform rig located in the Gulf of Mexico, and (v) $2.3 million for the purchase of two jack-up workover rigs located in the Gulf of Mexico that the Company currently leases.

     In addition, the Company expects to make capital expenditures in 1998 of approximately $17 million with respect to Sea Mar's vessel fleet, including approximately $16 million for payment of the balance of the purchase price for two vessels currently under construction which are scheduled for delivery in late 1998.

     The Company anticipates that these expenditures will be financed by internally generated funds and borrowings under the Credit Agreement as needed. Acquisitions of additional assets and businesses are expected to continue to be an important part of the Company's strategy for growth. The Company would, under certain circumstances, need to obtain additional debt and/or equity financing to fund such acquisitions.

OTHER MATTERS

     Accounting Standards. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial position or results of operations and any effect will be limited to the form and content of the disclosure it requires.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998 and there was no effect on the Company's financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure about
Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements, and any effect will be limited to the form and content of the disclosure it requires.

FORWARD-LOOKING INFORMATION

     The statements included in this report on Form 10-Q regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. Such statements are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, the ability of the Company to integrate newly acquired operations and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those stated.

                                     PART II


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sale of Unregistered Securities

     On March 31, 1998, the Company issued 1,538,462 shares of the Company's common stock as partial consideration for the acquisition of all the capital stock of Sea Mar, Inc. The securities issued in this transaction were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 7, 1998, the Company held its Annual Meeting of Shareholders. At such meeting the following matters were voted upon:

     (i) The following persons were elected to serve as directors of the Company, each for a term of three years or until a successor is elected and qualified:


                                                  VOTES          VOTES
                                                   FOR          WITHHELD
                                                ----------      ---------
             William H. Mobley                  17,334,416       258,635
             Joseph R. Musolino                 17,333,347       259,704

     (ii) A proposal to ratify the appointment of Deloitte and Touche LLP as independent auditors of the Company for the year 1998 was approved. Such proposal received 17,573,505 affirmative votes, 2,860 negative votes, and there were 16,686 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT NO.                  DOCUMENT
-----------                  --------
27(*)              -- Financial Data Schedule

--------
(*)  Filed herewith

(b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K dated March 11, 1998 (Date of event: March 9, 1998) in respect of the agreement by the Registrant to purchase all the outstanding capital stock of Sea Mar, Inc. The items reported in such Current Report were (i) Item 2, Acquisition or Disposition of Assets, (ii) Item 5, Other Events, and (iii)
     Item 7, Financial Statements and Exhibits.

     The Registrant filed a Current Report on Form 8-K dated April 6, 1998 (Date of event: March 31, 1998) in respect of (i) the consummation of the purchase of all the outstanding capital stock of Sea Mar, Inc. and (ii) the private placement of 8 5/8% senior subordinated notes due 2008 in the aggregate principal amount $150 million. The items reported in such Current Report were (i) Item 5, Other Events, and (ii) Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                POOL ENERGY SERVICES CO.
                                                     (Registrant)


   MAY 14, 1998                                 /s/ E. J. SPILLARD
-----------------                               --------------------------------
   (Date)                                               E. J. Spillard
                                                Senior Vice President, Finance
                                                 (principal financial officer)


   MAY 14, 1998                                 /s/ B. G. GORDON
-----------------                               --------------------------------
   (Date)                                                B. G. Gordon
                                                          Controller
                                                (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                                INDEX TO EXHIBITS



EXHIBIT NO.                          DOCUMENT
-----------                          --------

27(*)    -    Financial Data Schedule


---------
(*)   Filed herewith