Form 10-Q
period 1998-06-30
POOL ENERGY SERVICES CO
filed 1998-08-12
CIK 842815

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: Common Stock, no par value - 21,046,898 shares.


================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED  JUNE 30
                                                               ---------------------------
                                                                   1998           1997
                                                               ------------   ------------
Revenues ...................................................   $    127,999   $    109,755
Earnings Attributable to Unconsolidated Affiliates .........          1,179            634
                                                               ------------   ------------
            Total ..........................................        129,178        110,389
                                                               ------------   ------------
Costs and Expenses:
      Operating expenses ...................................         86,769         81,799
      Selling, general and administrative expenses .........         14,869         13,432
      Depreciation and amortization ........................         10,489          5,874
                                                               ------------   ------------
            Total ..........................................        112,127        101,105
                                                               ------------   ------------
Other Income (Expense) - Net ...............................            206          1,425
Interest Expense ...........................................          4,291            772
                                                               ------------   ------------
Income Before Income Taxes and Minority Interest ...........         12,966          9,937
Income Tax Provision .......................................          5,361          3,753
Minority Interest in Earnings of Consolidated Subsidiary ...           --              232
                                                               ------------   ------------
Net Income .................................................   $      7,605   $      5,952
                                                               ============   ============
Earnings Per Share of Common Stock .........................   $        .36   $        .31
                                                               ============   ============
Earnings Per Share of Common Stock - assuming dilution .....   $        .36   $        .31
                                                               ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

          (IN THOUSANDS EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)


                                                                SIX MONTHS ENDED JUNE 30
                                                               ---------------------------
                                                                   1998           1997
                                                               ------------   ------------
Revenues ...................................................    $  245,711     $  208,139
Earnings Attributable to Unconsolidated Affiliates .........         1,108          1,638
                                                                ----------     ----------
            Total ..........................................       246,819        209,777
                                                                ----------     ----------
Costs and Expenses:
      Operating expenses ...................................       170,132        156,515
      Selling, general and administrative expenses .........        28,044         26,193
      Depreciation and amortization ........................        17,999         11,577
                                                                ----------     ----------
            Total ..........................................       216,175        194,285
                                                                ----------     ----------
Other Income (Expense) - Net ...............................           609          1,983
Interest Expense ...........................................         6,054          1,557
                                                                ----------     ----------
Income Before Income Taxes and Minority Interest ...........        25,199         15,918
Income Tax Provision .......................................        10,141          6,025
Minority Interest in Earnings of Consolidated Subsidiary ...          --              136
                                                                ----------     ----------
Net Income .................................................    $   15,058     $    9,757
                                                                ==========     ==========
Earnings Per Share of Common Stock .........................    $      .74     $      .51
                                                                ==========     ==========
Earnings Per Share of Common Stock - assuming dilution .....    $      .73     $      .50
                                                                ==========     ==========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED  JUNE 30
                                                                         ----------------------------
                                                                             1998            1997
                                                                         ------------    ------------
Operating Activities:
      Net Income .....................................................   $     15,058    $      9,757
      Noncash items included above:
            Depreciation and amortization ............................         17,999          11,577
            Deferred income taxes ....................................          3,956           5,181
            Undistributed earnings of unconsolidated affiliates ......            (65)         (1,588)
            Other - net ..............................................          1,617            (976)
      Payment for lease of manufacturing facility ....................         (1,626)         (1,074)
      Proceeds from rig mobilization .................................          6,921            --
      Other - net ....................................................         (4,036)           (551)
      Net effect of changes in operating working capital .............        (10,316)        (11,353)
                                                                         ------------    ------------
                  Net Cash Flows Provided by Operating Activities ....         29,508          10,973
                                                                         ------------    ------------
Investing Activities:
      Property additions .............................................        (50,781)        (14,358)
      Expenditures for acquisitions, including acquisition costs,
            less cash acquired .......................................        (51,688)           (431)
      Expenditures for drydocking costs ..............................           (817)           --
      Proceeds from disposition of property, plant and equipment .....            654           2,446
      Other - net ....................................................            (98)          1,398
                                                                         ------------    ------------
                  Net Cash Flows Used for Investing Activities .......       (102,730)        (10,945)
                                                                         ------------    ------------

Financing Activities:
      Proceeds from long-term debt ...................................        180,000            --
      Principal payments on long-term debt ...........................        (81,825)         (6,655)
      Repayment of debt assumed in acquisitions ......................        (15,672)           (775)
      Payments of debt financing costs ...............................         (5,185)            (14)
      Proceeds from exercise of stock options ........................            379             612
                                                                         ------------    ------------
                  Net Cash Flows Provided by (Used for)
                        Financing Activities .........................         77,697          (6,832)
                                                                         ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents .................          4,475          (6,804)

Cash and Cash Equivalents at January 1, ..............................         18,993          21,837
                                                                         ------------    ------------
Cash and Cash Equivalents at June 30, ................................   $     23,468    $     15,033
                                                                         ============    ============


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                           JUNE 30        DECEMBER 31
                                                                             1998            1997
                                                                         ------------    ------------
                                                                         (UNAUDITED)
                          ASSETS
Current Assets:
   Cash and cash equivalents .........................................   $     23,468    $     18,993
   Restricted cash ...................................................             10              10
   Accounts and notes receivable (net of allowance for
      doubtful accounts of $1,219 and $1,272) ........................        102,340          97,283
   Inventories .......................................................         15,460          19,500
   Deferred income tax asset .........................................          8,121           8,594
   Other current assets ..............................................         12,468           8,295
                                                                         ------------    ------------
      Total current assets ...........................................        161,867         152,675
Property, Plant and Equipment - Net ..................................        393,242         259,793
Vessel Construction Deposits .........................................         18,275            --
Investment in and Noncurrent Receivables from
   Unconsolidated Affiliates .........................................         28,866          20,515
Goodwill, net ........................................................         60,906          42,395
Deferred Costs .......................................................         10,297           1,270
Noncurrent Receivables (net of allowance for
   doubtful accounts of $1,162 and $1,113) and Other Assets ..........          2,800           2,547
                                                                         ------------    ------------
      Total ..........................................................   $    676,253    $    479,195
                                                                         ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt .................................   $        625    $      1,025
   Accounts payable ..................................................         40,342          41,305
   Accrued Sea Mar purchase price adjustment .........................         13,416            --
   Other current liabilities .........................................         48,184          51,275
                                                                         ------------    ------------
      Total current liabilities ......................................        102,567          93,605
Long-Term Debt .......................................................        177,897          79,322
Deferred Income Taxes ................................................         64,588          21,575
Other Liabilities ....................................................         46,908          46,995
Minority Interest ....................................................           --             3,960
Shareholders' Equity:
   Common stock, no par value:
      40,000,000 shares authorized; 21,046,898 and
      19,448,946 shares issued and outstanding .......................        231,902         196,532
   Retained earnings .................................................         53,287          38,229
   Unearned compensation - restricted stock ..........................           (574)           (701)
   Cumulative foreign currency translation adjustments ...............           (322)           (322)
                                                                         ------------    ------------
      Total shareholders' equity .....................................        284,293         233,738
                                                                         ------------    ------------
      Total ..........................................................   $    676,253    $    479,195
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


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

      The condensed consolidated financial statements include the financial statements of the Company and all subsidiaries in which a controlling interest is held. The Company uses the equity method to account for affiliates in which it does not have control. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") reached a consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16"). EITF 96-16, which is effective for fiscal years ending after December 15, 1998, sets forth new criteria for evaluating whether or not the rights of the minority shareholder are sufficient to overcome the presumption that all majority-owned investees should be consolidated. After reviewing the guidance provided by EITF 96-16 with respect to what constitutes "control," together with the specific rights of the minority shareholder of Pool International Argentina S.A. ("PIASA") in the shareholders' agreement, the Company concluded that it could not clearly overcome the presumption that certain of the rights of the minority shareholder were substantive participating rights. Specific reasons for such conclusion are as follows: (i) the shareholders' agreement between the Company and the minority shareholder of PIASA requires the unanimous approval by PIASA's Board of Directors of the annual capital and operating budgets of PIASA and the making of any significant revisions to such budgets (two of the five Directors of PIASA are appointed by the minority shareholder) and (ii) the shareholders' agreement requires the unanimous approval by PIASA's Board of Directors of the purchase, leasing, chartering or other acquisition of property or assets, not already approved in the annual capital budget, which exceed $50,000. The minority rights identified above as participating rights are significant in the ordinary course of PIASA's business. Based on the foregoing, the Company concluded that it should change from consolidation accounting to the equity method for its 51% investment in PIASA, which it did effective January 1, 1998. Prior to January 1, 1998, 100% of PIASA's assets, liabilities, results of operations and cash flows were included in the Company's respective consolidated totals. The change in method of accounting had no effect on the Company's consolidated net income for the six months ended June 30, 1998. The following table summarizes the effect of adopting EITF 96-16 on the Company's balance sheet at January 1, 1998.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                    INCREASE
                                                                   (DECREASE)
                                                                   ----------
            Total Current Assets ................................   $ (4,465)
            Property, Plant and Equipment - Net .................    (11,583)
            Investment in and Noncurrent Receivables from
               Unconsolidated Affiliates ........................      8,161
            Goodwill, net .......................................     (1,542)
                                                                    --------
               Total ............................................   $ (9,429)
                                                                    ========

            Total Current Liabilities ...........................   $ (6,455)
            Deferred Income Taxes ...............................        986
            Minority Interest ...................................     (3,960)
                                                                    --------
               Total ............................................   $ (9,429)
                                                                    ========


   Deferred Rig Mobilization

      In connection with its rig contracts, the Company may receive lump sum fees for the mobilization of equipment. The net amount of the lump sum fees received and the mobilization expenses incurred are deferred and amortized over the term of the contract.

   Deferred Costs

      Deferred costs consist primarily of drydocking costs incurred in conjunction with marine inspections of offshore support vessels and debt financing costs. Drydocking costs are capitalized and amortized on a straight-line basis over a period normally not to exceed 30 months. Debt financing costs are amortized over the terms of the related borrowings. The major components of deferred costs are unamortized deferred drydocking costs of $5.3 million at June 30, 1998 and unamortized debt financing costs of $5.0 million and $0.9 million at June 30, 1998 and December 31, 1997, respectively.


3.    EARNINGS PER SHARE

      The following tables set forth the amounts used in computing earnings per share ("EPS") and the weighted average number of shares of dilutive potential common stock for the quarters and six months ended June 30, 1998 and 1997.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                               FOR THE QUARTER ENDED JUNE 30, 1998
                                                                         -----------------------------------------------
                                                                           INCOME            SHARES          PER-SHARE
                                                                         (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                         ------------     -------------     ------------
                                                                  (In thousands except number of shares and per share amounts)
Earnings per Share of Common Stock:
      Net Income ................................................        $      7,605       21,041,329     $        .36
                                                                                                           ============
Dilutive Effect of Potential Common Stock:
      Stock Options .............................................                --            282,758
                                                                         ------------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
      Net Income ................................................        $      7,605       21,324,087     $        .36
                                                                         ============       ==========     ============


      Options to purchase approximately 52,000 shares of common stock at an exercise price of $31.8125 per share, 2,000 shares of common stock at an exercise price of $35.50 per share and 16,000 shares of common stock at an exercise price of $24.00 per share that were outstanding during the second quarter of 1998 were not included in the computation of diluted EPS because such options were antidilutive.


                                                                               FOR THE QUARTER ENDED JUNE 30, 1997
                                                                         -----------------------------------------------
                                                                           INCOME            SHARES          PER-SHARE
                                                                         (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                         ------------     -------------     ------------
                                                                  (In thousands except number of shares and per share amounts)
Earnings per Share of Common Stock:
      Net Income ................................................        $      5,952       19,162,772     $        .31
                                                                                                           ============
Dilutive Effect of Potential Common Stock:
      Stock Options .............................................                --            243,620
                                                                         ------------     ------------
Earnings per Share of Common Stock - Assuming Dilution:
      Net Income ................................................        $      5,952       19,406,392     $        .31
                                                                         ============       ==========     ============


                                                                              FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                                         -----------------------------------------------
                                                                           INCOME            SHARES          PER-SHARE
                                                                         (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                         ------------     -------------     ------------
                                                                  (In thousands except number of shares and per share amounts)
Earnings per Share of Common Stock:
      Net Income ................................................        $     15,058       20,266,867     $        .74
                                                                                                           ============
Dilutive Effect of Potential Common Stock:
      Stock Options .............................................                --            284,029
                                                                         ------------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
      Net Income ................................................        $     15,058       20,550,896     $        .73
                                                                         ============       ==========     ============


      Options to purchase approximately 52,000 shares of common stock at an exercise price of $31.8125 per share and 2,000 shares of common stock at an exercise price of $35.50 per share that were outstanding during the first six months of 1998 were not included in the computation of diluted EPS because such options were antidilutive. In addition, options to purchase 16,000 shares of common stock at an exercise price of $24.00 per share that were issued during the second quarter of 1998 were not included in the computation of diluted EPS because such options were antidilutive.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                              FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                                         -----------------------------------------------
                                                                           INCOME            SHARES          PER-SHARE
                                                                         (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                                         ------------     -------------     ------------
                                                                  (In thousands except number of shares and per share amounts)
Earnings per Share of Common Stock:
      Net Income ................................................        $      9,757       19,151,509     $        .51
                                                                                                           ============
Dilutive Effect of Potential Common Stock:
      Stock Options .............................................                --            253,750
                                                                         ------------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
      Net Income ................................................        $      9,757       19,405,259     $        .50
                                                                         ============       ==========     ============


4.    LONG-TERM DEBT AND CREDIT AGREEMENT

   Senior Subordinated Notes

      On March 31, 1998, the Company issued its 8 5/8% Senior Subordinated Notes Due 2008, Series A in the aggregate principal amount of $150 million (the "Old Notes"). The net proceeds from the sale of the Old Notes were used to fund the cash portion of the purchase price for Sea Mar, Inc. ("Sea Mar") (see Note 5), to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement"). In June 1998, the Company offered to exchange its
8 5/8% Senior Subordinated Notes Due 2008, Series B (the "New Notes," and together with the Old Notes, the "Notes"), which have been registered under the Securities Act of 1933, as amended, (the "Securities Act") for any and all of the outstanding Old Notes (the "Exchange Offer"). The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant by the Company regarding registration under the Securities Act. The Exchange Offer was completed on July 15, 1998, whereupon all of the Old Notes were tendered and exchanged for New Notes.

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

      The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The Notes contain certain covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries. See Note 8 for the condensed consolidating financial information for Pool Energy Services Co., the Subsidiary Guarantors and the other subsidiaries of the Company that are not guarantors of the Notes (the "Non-Guarantor Subsidiaries").

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


   Credit Agreement

      In March 1998, simultaneously with the issuance of the Old Notes and the closing of the Sea Mar acquisition, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At June 30, 1998 the Company had drawn $15.0 million in cash under the Credit Agreement, and an additional $13.2 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations.

      Borrowings under the Credit Agreement bear interest, at the Company's option, at either, (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, through September 1998, the applicable Eurodollar margin shall not be less than 1.50%. Based upon the Company's leverage ratio at June 30, 1998, the applicable Eurodollar margin would have been 1.00%. The Credit Agreement will mature on October 2, 2000 and is subject to one-year extensions at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

      The Company incurred $4.6 million and $0.6 million of debt financing costs during the first six months of 1998 in connection with the Notes offering and the Credit Agreement, respectively.


5.    ACQUISITION OF SEA MAR, INC.

      On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately-owned Louisiana-based offshore support vessel company with a fleet of 23 vessels operating primarily in the Gulf of Mexico, for approximately $76.0 million in cash, including a $14.7 million post-closing purchase price adjustment, and 1,538,462 shares of the Company's common stock (the "Sea Mar Acquisition"). The purchase price adjustment, expected to be paid in full in August 1998, was based on the amount by which the shareholders' equity in Sea Mar at March 31, 1998 exceeded the amount that existed at August 31, 1997. In addition, the Company is obligated to pay additional cash consideration contingent upon Sea Mar exceeding certain financial targets for the fiscal years ending December 31, 1998 and 1999, up to a maximum of $10 million in each year.

      The acquisition was accounted for under the purchase method, and Sea Mar's results of operations are included in the Company's consolidated financial statements from the date of the acquisition. The purchase price was allocated based on preliminary estimates of the fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. The purchase price allocation is subject to adjustment as additional information becomes available and is evaluated. The primary items that may be subject to further adjustment are fair value assessments of property, plant and equipment and reserves for income taxes. The preliminary purchase price allocation resulted in goodwill of approximately $21 million, which is being amortized on a straight-line basis over 25 years.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


      Expenditures for the acquisition, including acquisition costs, less cash acquired were as follows:

Fair value of assets acquired (including goodwill) ..............   $176,493
Company's common stock issued ...................................    (34,327)
Liability for post-closing purchase price adjustment ............    (13,416)
Liabilities assumed .............................................    (66,203)
                                                                    --------
Cash paid, including acquisition related expenditures ...........     62,547
Less:  cash acquired ............................................     10,831
                                                                    --------
Net cash used for the acquisition ...............................   $ 51,716
                                                                    ========

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


                                                                        SIX MONTHS ENDED JUNE 30
                                                           ------------------------------------------------
                                                                     1998                     1997
                                                           ----------------------   -----------------------
                                                           AS REPORTED  PRO FORMA   AS REPORTED   PRO FORMA
                                                           -----------  ---------   -----------   ---------
                                                                (In thousands except earnings per share)
            Revenues ..................................     $245,711     $259,244     $208,139     $230,122
                                                            ========     ========     ========     ========

            Net Income ................................     $ 15,058     $ 17,355     $  9,757     $ 10,444
                                                            ========     ========     ========     ========

            Earnings Per Share of Common Stock ........     $    .74     $    .83     $    .51     $    .50
                                                            ========     ========     ========     ========

            Weighted Average Shares Outstanding .......       20,267       21,023       19,152       20,690
                                                            ========     ========     ========     ========

            Earnings Per Share of Common Stock -
                  assuming dilution ...................     $    .73     $    .81     $    .50     $    .50
                                                            ========     ========     ========     ========

            Weighted Average Shares Outstanding .......       20,551       21,307       19,405       20,943
                                                            ========     ========     ========     ========


     The above pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the Sea Mar Acquisition had taken place at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


6.    UNCONSOLIDATED AFFILIATES

      The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the unaudited condensed financial statements of the affiliates.

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                               ---------------------------------
                                                                   1998                 1997
                                                               ------------         ------------
Revenues:
      Pool Arabia, Ltd. ....................................   $     25,962         $     17,257
      Pool International Argentina S.A. ....................          5,411(b)             --
      Intairdril Oman L.L.C. ...............................             40                  133
                                                               ------------         ------------
              Total ........................................   $     31,413         $     17,390
                                                               ============         ============
Gross Profit (Loss) (a):
      Pool Arabia, Ltd. ....................................   $      8,236         $      6,358
      Pool International Argentina S.A. ....................         (2,018)(b)             --
      Intairdril Oman L.L.C. ...............................             28                  114
                                                               ------------         ------------
              Total ........................................   $      6,246         $      6,472
                                                               ============         ============
Net Income (Loss):
      Pool Arabia, Ltd. ....................................   $        668         $        658
      Pool International Argentina S.A. ....................         (2,361)(b)             --
      Intairdril Oman L.L.C. ...............................              3                  (47)
                                                               ------------         ------------
              Total ........................................   $     (1,690)        $        611
                                                               ============         ============


(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).
(b) Effective January 1, 1998, the Company began accounting for its 51% interest in PIASA under the equity method. See Note 2.


       Earnings attributable to unconsolidated affiliates is summarized below:

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                         ----------------------------
                                                                             1998            1997
                                                                         ------------    ------------
The Company's portion of net income (loss) ...........................   $       (862)   $        313
Adjustment to reconcile differences between affiliates' bases and
      Company's carrying value .......................................            927           1,275
                                                                         ------------    ------------

Equity in income .....................................................             65           1,588
Lease income (expense) - net .........................................          1,001             (30)
Other income (expense) - net .........................................             42              80
                                                                         ------------    ------------

      Total ..........................................................   $      1,108    $      1,638
                                                                         ============    ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


7.    NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, the statement will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2000.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements, and any effect will be limited to the form and content of the disclosure it requires.

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

      Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998, and there was no effect on the Company's financial statements.


8.    CONSOLIDATING FINANCIAL STATEMENTS

      Presented below is condensed consolidating financial information for Pool Energy Services Co. (on a stand-alone basis) ("PESCO"), the Subsidiary Guarantors (on a combined basis), and the Non-Guarantor Subsidiaries (on a combined basis). Separate financial information of each Subsidiary Guarantor is not presented because the Company has concluded that such financial information is not material to investors.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                            THREE MONTHS ENDED JUNE 30, 1998
                                                  ---------------------------------------------------------------------------------
                                                                    SUBSIDIARY     NON-GUARANTOR
                                                     PESCO          GUARANTORS      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                  ----------        ----------     -------------     ------------      ------------
Revenues ....................................     $     --          $  114,207       $   13,792       $     --          $  127,999

Earnings Attributable to Unconsolidated
   Affiliates ...............................           --                 235              944             --               1,179
                                                  ----------        ----------       ----------       ----------        ----------
            Total ...........................           --             114,442           14,736             --             129,178
                                                  ----------        ----------       ----------       ----------        ----------

Costs and Expenses:
   Operating expenses .......................           --              79,134            7,635             --              86,769
   Selling, general and administrative
      expenses ..............................            227            13,021            1,621             --              14,869
   Depreciation and amortization ............           --               8,868            1,628               (7)           10,489
                                                  ----------        ----------       ----------       ----------        ----------
            Total ...........................            227           101,023           10,884               (7)          112,127
                                                  ----------        ----------       ----------       ----------        ----------

Other Income (Expense) - Net ................           --                 110               96             --                 206
Interest Expense ............................          3,347               478              466             --               4,291
                                                  ----------        ----------       ----------       ----------        ----------
Income (Loss) Before Income Taxes ...........         (3,574)           13,051            3,482                7            12,966
Income Tax Provision (Credit) ...............           (873)            4,908            1,324                2             5,361
Equity in Earnings of Consolidated
   Subsidiaries .............................         10,306             2,158             --            (12,464)             --
                                                  ----------        ----------       ----------       ----------        ----------

Net Income ..................................     $    7,605        $   10,301       $    2,158       $  (12,459)       $    7,605
                                                  ==========        ==========       ==========       ==========        ==========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)




                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                             SIX MONTHS ENDED JUNE 30, 1998
                                                  --------------------------------------------------------------------------------
                                                                   SUBSIDIARY     NON-GUARANTOR
                                                     PESCO         GUARANTORS      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                                  ----------      ------------    --------------    ------------      ------------
Revenues ....................................     $       --      $    217,844     $     27,867     $       --       $    245,711
Earnings Attributable to Unconsolidated
   Affiliates ...............................             --               129              979             --              1,108
                                                  ------------    ------------     ------------     ------------     ------------
            Total ...........................             --           217,973           28,846             --            246,819
                                                  ------------    ------------     ------------     ------------     ------------
Costs and Expenses:
   Operating expenses .......................             --           154,553           15,579             --            170,132
   Selling, general and administrative
      expenses ..............................              374          25,064            2,606             --             28,044
   Depreciation and amortization ............             --            15,061            2,952              (14)          17,999
                                                  ------------    ------------     ------------     ------------     ------------
            Total ...........................              374         194,678           21,137              (14)         216,175
                                                  ------------    ------------     ------------     ------------     ------------
Other Income (Expense) - Net ................             --               426              183             --                609
Interest Expense ............................            3,347           1,833              874             --              6,054
                                                  ------------    ------------     ------------     ------------     ------------
Income (Loss) Before Income Taxes ...........           (3,721)         21,888            7,018               14           25,199
Income Tax Provision (Credit) ...............             (925)          8,649            2,412                5           10,141
Equity in Earnings of Consolidated
   Subsidiaries .............................           17,854           4,606             --            (22,460)            --
                                                  ------------    ------------     ------------     ------------     ------------
Net Income ..................................     $     15,058    $     17,845     $      4,606     $    (22,451)    $     15,058
                                                  ============    ============     ============     ============     ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                             SIX MONTHS ENDED JUNE 30, 1998
                                                  --------------------------------------------------------------------------------
                                                                   SUBSIDIARY      NON-GUARANTOR
                                                     PESCO         GUARANTORS       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                  ----------      ------------     --------------    ------------     ------------
Net Cash Flows Provided by (Used for)
   Operating Activities ......................    $   (5,059)     $     21,654      $     12,917      $       (4)     $     29,508
                                                  ----------      ------------      ------------      ----------      ------------
Investing Activities:
Property additions ...........................          --             (37,242)          (13,986)            447           (50,781)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired .....          --             (51,688)             --              --             (51,688)
Expenditures for drydocking costs ............          --                (817)             --              --                (817)
Proceeds from disposition of property,
   plant and equipment .......................          --                 942               159            (447)              654
Other - net ..................................             1              (106)                3               4               (98)
                                                  ----------      ------------      ------------      ----------      ------------
Net Cash Flows Provided by (Used for)
   Investing Activities ......................             1           (88,911)          (13,824)              4          (102,730)
                                                  ----------      ------------      ------------      ----------      ------------
Financing Activities:
Proceeds from long-term debt .................       150,000            30,000              --              --             180,000
Principal payments on long-term debt .........          --             (81,825)             --              --             (81,825)
Repayment of debt assumed in acquisition .....          --             (15,672)             --              --             (15,672)
Payments of debt financing costs .............        (4,610)             (575)             --              --              (5,185)
Proceeds from exercise of stock options ......           379              --                --              --                 379
Payments from (advances to) consolidated
   subsidiaries, net .........................      (140,858)          139,770             1,088            --                --
                                                  ----------      ------------      ------------      ----------      ------------
Net Cash Flows Provided by Financing
   Activities ................................         4,911            71,698             1,088            --              77,697
                                                  ----------      ------------      ------------      ----------      ------------
Net Increase (Decrease) in Cash and Cash
   Equivalents ...............................          (147)            4,441               181            --               4,475
Cash and Cash Equivalents at January 1, ......           210            16,395             2,388            --              18,993
                                                  ----------      ------------      ------------      ----------      ------------
Cash and Cash Equivalents at June 30, ........    $       63      $     20,836      $      2,569      $     --        $     23,468
                                                  ==========      ============      ============      ==========      ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                          JUNE 30, 1998
                                                ---------------------------------------------------------------------
                                                              SUBSIDIARY   NON-GUARANTOR
                                                   PESCO      GUARANTORS   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                ----------    ----------   -------------   ------------   ------------
                    ASSETS
Current Assets:
   Cash and cash equivalents ................   $       63    $   20,836     $    2,569    $     --       $   23,468
   Restricted cash ..........................         --              10           --            --               10
   Accounts and notes receivable ............         --          88,873         13,467          --          102,340
   Inventories ..............................         --           5,092         10,368          --           15,460
   Deferred income tax asset ................           20         7,979           --             122          8,121
   Other current assets .....................          506        10,144          1,818          --           12,468
                                                ----------    ----------     ----------    ----------     ----------
            Total current assets ............          589       132,934         28,222           122        161,867

Property, Plant and Equipment - Net .........         --         319,611         73,973          (342)       393,242
Vessel Construction Deposits ................         --          18,275           --            --           18,275
Investment in Consolidated Subsidiaries .....       70,928        36,759           --        (107,687)          --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ...........         --          28,866           --            --           28,866
Goodwill, net ...............................         --          60,906           --            --           60,906
Deferred Costs ..............................        4,036         6,261           --            --           10,297
Noncurrent Receivables and Other Assets .....         --           2,777             23          --            2,800
                                                ----------    ----------     ----------    ----------     ----------
            Total ...........................   $   75,553    $  606,389     $  102,218    $ (107,907)    $  676,253
                                                ==========    ==========     ==========    ==========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ........   $     --      $      625     $     --      $     --       $      625
   Accounts payable .........................         --          38,905          1,437          --           40,342
   Payable (receivable) to (from)
      consolidated subsidiaries .............     (243,401)      217,907         25,721          (227)          --
   Accrued Sea Mar purchase price
      adjustment ............................         --          13,416           --            --           13,416
   Other current liabilities ................       (3,387)       37,004         14,568            (1)        48,184
                                                ----------    ----------     ----------    ----------     ----------
            Total current liabilities .......     (246,788)      307,857         41,726          (228)       102,567
Long-Term Debt ..............................      150,000        27,897           --            --          177,897
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ................     (111,595)       97,880         13,715          --             --
Deferred Income Taxes .......................         (679)       61,332          3,933             2         64,588
Other Liabilities ...........................         --          40,823          6,085          --           46,908
Shareholders' Equity:
   Common stock .............................      231,902             1            500          (501)       231,902
   Paid-in capital ..........................         --          12,399         18,619       (31,018)          --
   Retained earnings ........................       53,287        58,522         17,640       (76,162)        53,287
   Unearned compensation - restricted stock..         (574)         --             --            --             (574)
   Cumulative foreign currency translation
      adjustments ...........................         --            (322)          --            --             (322)
                                                ----------    ----------     ----------    ----------     ----------
            Total shareholders' equity ......      284,615        70,600         36,759      (107,681)       284,293
                                                ----------    ----------     ----------    ----------     ----------
            Total ...........................   $   75,553    $  606,389     $  102,218    $ (107,907)    $  676,253
                                                ===========   ==========     ==========    ==========     ==========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                              THREE MONTHS ENDED JUNE 30, 1997
                                                     ----------------------------------------------------------------------------
                                                                      SUBSIDIARY    NON-GUARANTOR
                                                         PESCO        GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------------    ------------   -------------    ------------    ------------
Revenues .......................................     $       --      $     89,806    $     19,949    $       --      $    109,755
Earnings (Loss) Attributable to
   Unconsolidated Affiliates ...................             --               649             (15)           --               634
                                                     ------------    ------------    ------------    ------------    ------------
            Total ..............................             --            90,455          19,934            --           110,389
                                                     ------------    ------------    ------------    ------------    ------------

Costs and Expenses:
   Operating expenses ..........................             --            67,927          13,872            --            81,799
   Selling, general and administrative
      expenses .................................              170          11,802           1,460            --            13,432
   Depreciation and amortization ...............             --             4,280           1,601              (7)          5,874
                                                     ------------    ------------    ------------    ------------    ------------
            Total ..............................              170          84,009          16,933              (7)        101,105
                                                     ------------    ------------    ------------    ------------    ------------

Other Income (Expense) - Net ...................             --             1,300             125            --             1,425
Interest Expense ...............................             --               437             335            --               772
                                                     ------------    ------------    ------------    ------------    ------------

Income (Loss) Before Income Taxes and
   Minority Interest ...........................             (170)          7,309           2,791               7           9,937
Income Tax Provision (Credit) ..................              (59)          2,737           1,073               2           3,753
Equity in Earnings of Consolidated
   Subsidiaries ................................            6,063           1,463            --            (7,526)           --
Minority Interest in Earnings of
   Consolidated Subsidiary .....................             --              --              --               232             232
                                                     ------------    ------------    ------------    ------------    ------------

Net Income .....................................     $      5,952    $      6,035    $      1,718    $     (7,753)   $      5,952
                                                     ============    ============    ============    ============    ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS


                                                                      SIX MONTHS ENDED JUNE 30, 1997
                                               ------------------------------------------------------------------------------
                                                               SUBSIDIARY    NON-GUARANTOR
                                                  PESCO        GUARANTORS     SUBSIDIARIES    ELIMINATIONS       CONSOLIDATED
                                               ----------      ----------    -------------    ------------       ------------
Revenues .................................     $     --        $  172,326       $   35,813      $     --          $  208,139
Earnings (Loss) Attributable to
   Unconsolidated Affiliates .............           --             1,668              (30)           --               1,638
                                               ----------      ----------       ----------      ----------        ----------
            Total ........................           --           173,994           35,783            --             209,777
                                               ----------      ----------       ----------      ----------        ----------
Costs and Expenses:
   Operating expenses ....................           --           132,260           24,255            --             156,515
   Selling, general and administrative
      expenses ...........................            324          22,381            3,488            --              26,193
   Depreciation and amortization .........           --             8,447            3,144             (14)           11,577
                                               ----------      ----------       ----------      ----------        ----------
            Total ........................            324         163,088           30,887             (14)          194,285
                                               ----------      ----------       ----------      ----------        ----------
Other Income (Expense) - Net .............           --             1,778              205            --               1,983
Interest Expense .........................           --               904              653            --               1,557
                                               ----------      ----------       ----------      ----------        ----------
Income (Loss) Before Income Taxes and
   Minority Interest .....................           (324)         11,780            4,448              14            15,918
Income Tax Provision (Credit) ............           (113)          4,420            1,713               5             6,025
Equity in Earnings of Consolidated
   Subsidiaries ..........................          9,968           2,575             --           (12,543)             --
Minority Interest in Earnings of
   Consolidated Subsidiary ...............           --              --               --               136               136
                                               ----------      ----------       ----------      ----------        ----------
Net Income ...............................     $    9,757      $    9,935       $    2,735      $  (12,670)       $    9,757
                                               ==========      ==========       ==========      ==========        ==========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                              SIX MONTHS ENDED JUNE 30, 1997
                                                     ----------------------------------------------------------------------------
                                                                   SUBSIDIARY    NON-GUARANTOR
                                                       PESCO       GUARANTORS    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    ----------     ----------    -------------    ------------    ------------
Net Cash Flows Provided by (Used for)
   Operating Activities ........................    $      (76)    $    6,011     $    5,038       $     --         $   10,973
                                                    ----------     ----------     ----------       ----------       ----------
Investing Activities:
Property additions .............................          --          (11,990)        (2,838)             470          (14,358)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired .......          --             (418)           (13)            --               (431)
Proceeds from disposition of property,
   plant and equipment .........................          --            2,016            900             (470)           2,446
Other - net ....................................            (1)         1,384             15             --              1,398
                                                    ----------     ----------     ----------       ----------       ----------
Net Cash Flows Used for Investing Activities ...            (1)        (9,008)        (1,936)            --            (10,945)
                                                    ----------     ----------     ----------       ----------       ----------
Financing Activities:
Principal payments on long-term debt ...........          --           (2,871)        (3,784)            --             (6,655)
Repayment of debt assumed in acquisitions ......          --             (775)          --               --               (775)
Payments of debt financing costs ...............          --              (14)          --               --                (14)
Proceeds from exercise of stock options ........           612           --             --               --                612
Payments from (advances to) consolidated
   subsidiaries, net ...........................        (1,332)         1,999           (667)            --               --
                                                    ----------     ----------     ----------       ----------       ----------
Net Cash Flows Used for Financing Activities ...          (720)        (1,661)        (4,451)            --             (6,832)
                                                    ----------     ----------     ----------       ----------       ----------
Net Decrease in Cash and Cash Equivalents ......          (797)        (4,658)        (1,349)            --             (6,804)
Cash and Cash Equivalents at January 1, ........           987         16,368          4,482             --             21,837
                                                    ----------     ----------     ----------       ----------       ----------
Cash and Cash Equivalents at June 30, ..........    $      190     $   11,710     $    3,133       $     --         $   15,033
                                                    ==========     ==========     ==========       ==========       ==========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                               DECEMBER 31, 1997
                                                     -----------------------------------------------------------------------
                                                                   SUBSIDIARY   NON-GUARANTOR
                                                       PESCO       GUARANTORS   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    -----------    ----------   -------------   ------------    ------------
                    ASSETS
Current Assets:
   Cash and cash equivalents .....................   $      210    $   16,395    $    2,388     $     --        $   18,993
   Restricted cash ...............................         --              10          --             --                10
   Accounts and notes receivable .................         --          78,076        19,207           --            97,283
   Inventories ...................................         --           7,168        12,332           --            19,500
   Deferred income tax asset .....................           20         8,450          --              124           8,594
   Other current assets ..........................           49         6,601         1,645           --             8,295
                                                     ----------    ----------    ----------     ----------      ----------
            Total current assets .................          279       116,700        35,572            124         152,675

Property, Plant and Equipment - Net ..............         --         181,641        78,508           (356)        259,793
Investment in Consolidated Subsidiaries ..........       53,074        40,313          --          (93,387)           --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ................         --          20,515          --             --            20,515
Goodwill, net ....................................         --          40,853         1,542           --            42,395
Deferred Costs ...................................         --           1,270          --             --             1,270
Noncurrent Receivables and Other Assets ..........         --           2,519            28           --             2,547
                                                     ----------    ----------    ----------     ----------      ----------
            Total ................................   $   53,353    $  403,811    $  115,650     $  (93,619)     $  479,195
                                                     ==========    ==========    ==========     ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt .............   $     --      $    1,025    $     --       $     --        $    1,025
   Accounts payable ..............................         --          35,610         5,695           --            41,305
   Payable (receivable) to (from)
      consolidated subsidiaries ..................      (67,981)       40,714        27,257             10            --
   Other current liabilities .....................       (1,131)       35,451        16,955           --            51,275
                                                     ----------    ----------    ----------     ----------      ----------
            Total current liabilities ............      (69,112)      112,800        49,907             10          93,605
Long-Term Debt ...................................         --          79,322          --             --            79,322
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries .....................     (111,595)       97,131        14,464           --              --
Deferred Income Taxes ............................         --          18,877         2,698           --            21,575
Other Liabilities ................................         --          42,687         4,308           --            46,995
Minority Interest ................................         --            --            --            3,960           3,960
Shareholders'  Equity:
   Common stock ..................................      196,532             1         8,970         (8,971)        196,532
   Paid-in capital ...............................         --          12,400        23,109        (35,509)           --
   Retained earnings .............................       38,229        40,915        12,194        (53,109)         38,229
   Unearned compensation - restricted stock ......         (701)         --            --             --              (701)
   Cumulative foreign currency translation
      adjustments ................................         --            (322)         --             --              (322)
                                                     ----------    ----------    ----------     ----------      ----------
            Total shareholders' equity ...........      234,060        52,994        44,273        (97,589)        233,738
                                                     ----------    ----------    ----------     ----------      ----------
            Total ................................   $   53,353    $  403,811    $  115,650     $  (93,619)     $  479,195
                                                     ==========    ==========    ==========     ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTES OFFERING

      On March 31, 1998, the Company issued its 8 5/8% Senior Subordinated Notes Due 2008, Series A in the aggregate principal amount of $150 million. The net proceeds from the sale of the Old Notes were used to fund the cash portion of the purchase price for the Sea Mar Acquisition, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Credit Agreement. In June 1998, the Company offered to exchange its 8 5/8% Senior Subordinated Notes Due 2008, Series B, which have been registered under the Securities Act of 1933, as amended, for any and all of the outstanding Old Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant by the Company regarding registration under the Securities Act. The Exchange Offer was completed on July 15, 1998, whereupon all of the Old Notes were tendered and exchanged for New Notes.

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

1998 ACQUISITION

      Sea Mar, Inc. On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, for approximately $76.0 million in cash, including a $14.7 million post-closing purchase price adjustment, and 1,538,462 shares of the Company's common stock. The purchase price adjustment, expected to be paid in full in August 1998, was based on the amount by which the shareholders' equity in Sea Mar at March 31, 1998 exceeded the amount that existed at August 31, 1997. In addition, the Company is obligated to pay additional cash consideration contingent upon Sea Mar exceeding certain financial targets for the fiscal years ending
December 31, 1998 and 1999, up to a maximum of $10 million in each year.

      As a result of the Sea Mar Acquisition, the Company now operates a diversified fleet of 23 offshore support vessels in the Gulf of Mexico. In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $77.6 million, net of deposits. These new vessels are scheduled to be delivered between late 1998 and early 2000. The Company anticipates that the expenditures for these vessels will be financed by internally generated funds and borrowings under the Credit Agreement as needed.

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

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1998 AND 1997

      The Company generated net income of $7.6 million in the second quarter of 1998, compared with $6.0 million in the second quarter of 1997, despite the fact that the average price of crude oil was approximately 27% lower in the second quarter of 1998 than in the second quarter of 1997; however, average domestic natural gas prices increased approximately 6% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) inclusion of results from the 23 offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "- 1998 Acquisition"), (ii) higher land drilling and labor contract activity in Alaska, including the operation of Rig 8, a recently upgraded drilling rig which commenced a five-year contract in February 1998, and (iii) increased activity and rates for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico, including newly constructed Rig 16 which was placed in service in February 1998. Results from the Company's domestic land well-servicing rigs decreased due to reduced activity resulting from lower crude oil prices. Rig hours for the Company's domestic onshore operation were virtually unchanged for the second quarter of 1998 compared to the corresponding quarter of 1997 despite the inclusion of rig hours from the 104 land well-servicing rigs added as a result of the June 1997 DA&S acquisition (see "- 1997 Acquisitions - DA&S") and the October 1997 Trey acquisition (see "- 1997 Acquisitions - Trey"). The Company's offshore rig fleet in the Gulf of Mexico experienced rig utilization of 74% in the second quarter of 1998, compared to 82% in the comparable period of 1997, but average rig rates were 29% higher in the 1998 period. Results from the Company's international operations improved due to higher earnings attributable to Pool Arabia, Ltd., lower operating expenses in Australia and increased land drilling rig activity in Guatemala.

      Revenues. Revenues were $128.0 million in the second quarter of 1998, a 17% increase over revenues of $109.8 million in the second quarter of 1997. This increase was attributable to (i) the inclusion of revenues from the offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "- 1998 Acquisition"), (ii) increased activity and rates for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico, including Rig 16, (iii) the inclusion of revenues from the rigs acquired in the DA&S and Trey acquisitions (see "- 1997 Acquisitions") and (iv) higher land drilling and labor contract activity in Alaska, including the operation of Rig 8. These revenue increases were offset partly by lower revenues from the Company's land well-servicing rigs located in California, Texas and New Mexico due to reduced activity resulting from lower crude oil prices and by lower revenues from wholly-owned operations in the Middle East due to the transfer of a land drilling rig to Saudi Arabia, where it is being leased to Pool Arabia, Ltd. ("Pool Arabia"), the Company's Saudi Arabia affiliate. In addition, the Company's revenues in the second quarter of 1998 did not include revenues related to PIASA, the Company's Argentina affiliate, as a result of a change in the Company's method of accounting for its 51% investment in PIASA to the equity method, compared to the inclusion of $5.2 million of revenues for PIASA in the second quarter of 1997 (see Note 2 to the Condensed Consolidated Financial Statements and "- Earnings Attributable to Unconsolidated Affiliates").

      Domestic onshore well-servicing and production services revenues increased $3.6 million or 6% in the second quarter of 1998 from the corresponding quarter of 1997, chiefly as a result of the inclusion of results from rigs acquired in the Trey and DA&S acquisitions. Domestic onshore well-servicing rig utilization was 50% in the second quarter of 1998, compared to 55% in the second quarter of 1997. Domestic onshore well-servicing rig hours were approximately 298,000 in the second quarter of 1998, virtually unchanged from the comparable period in 1997. Gulf of Mexico offshore workover and drilling revenues increased $4.9 million or 25%, Alaska operations revenues increased $2.3 million or 39% and international operations revenues decreased $6.4 million or 31% (however, excluding the $5.2 million of revenues from PIASA in the second quarter of 1997, international operations revenues decreased $1.1 million or 7%), compared to the second quarter of 1997. Revenues from Sea Mar's fleet of offshore support vessels were $13.8 million in the second quarter of 1998.

      Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.2 million in the second quarter of 1998, compared to $0.6 million in the second quarter of 1997. Earnings attributable to Pool Arabia increased $1.0 million from the second quarter of 1997, to $1.6 million in the second quarter of 1998, primarily due to income earned from Pool Arabia's operation of two rigs leased from the Company. The loss attributable to the Company's 51% interest in PIASA, which the Company acquired in August 1996, was $0.5 million in the second quarter of 1998. Prior to 1998, for financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA were consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom were reflected as "minority interest" in the Company's financial statements. Beginning in 1998, as a result of an accounting change due to the adoption of EITF 96-16, PIASA no longer qualifies for full consolidation and is now accounted for under the equity method (see Note 2 to the Condensed Consolidated Financial Statements).

      Costs and Expenses. The Company's costs and expenses were $112.1 million in the second quarter of 1998, an 11% increase compared to costs and expenses of $101.1 million in the corresponding quarter of 1997; however, operating expenses declined to 68% of revenues in the second quarter of 1998 from 75% of revenues in the second quarter of 1997. The increase in costs and expenses was primarily due to the inclusion of costs and expenses related to operating the offshore support vessels acquired in the acquisition of Sea Mar, the inclusion of costs and expenses related to operating the land well-servicing rigs acquired in the DA&S and Trey acquisitions, increased activity for the Company's jackup workover rigs and platform drillings rigs in the Gulf of Mexico and increased land drilling and labor contract activity in Alaska. The increase was partly offset by decreased costs and expenses in the Middle East due to the transfer of a land drilling rig to Saudi Arabia where it is being leased to Pool Arabia, Ltd. and lower operating expenses in Australia where the weakening Australian dollar resulted in reduced local expenses. In addition, the Company's costs and expenses in the second quarter of 1997 included $4.7 million of costs and expenses related to PIASA (see "- Earnings Attributable to Unconsolidated Affiliates").

       Other Income - Net. Other income - net was $1.2 million lower in the second quarter of 1998 than in the corresponding quarter of 1997, primarily due to lower gains on dispositions of equipment.

      Interest Expense. Interest expense was $3.5 million higher in the second quarter of 1998 than in the corresponding quarter of 1997, primarily due to (i) interest expense related to the $150 million Notes issued in March 1998, (ii) increased borrowings under the Credit Agreement, and (iii) the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997. These increases were partially offset by a reduction in interest expense due to certain term loans being paid off in October 1997 with borrowings under the Credit Agreement and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of Golden Pacific Corp.

      Income Taxes. The Company recorded income tax expense of $5.4 million on income before income taxes of $13.0 million in the second quarter of 1998, compared to income tax expense of $3.8 million on income before income taxes and minority interest of $9.9 million in the second quarter of 1997. The increase in income tax expense in the second quarter of 1998 compared to the second quarter of 1997 was primarily due to an increase in pre-tax income in the second quarter of 1998, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      The Company generated net income of $15.1 million in the first six months of 1998, compared with $9.8 million in the first six months of 1997. Results from the Company's domestic operations improved primarily due to (i) inclusion of results from the offshore support vessels acquired in the March 1998 acquisition of Sea Mar , (ii) higher land drilling and labor contract activity in Alaska, including the operation of Rig 8, and (iii) increased activity and rates for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico, including newly constructed Rig 16 which was placed in service in February 1998. Results from the Company's domestic land well-servicing rigs decreased due to reduced activity resulting from lower crude oil prices. Rig hours for the Company's domestic onshore operation were only 7% higher in the first six months of 1998 than in the corresponding period of 1997 despite the inclusion of rig hours from 104 land well-servicing rigs added as a result of the June 1997 DA&S acquisition (see "- 1997 Acquisitions - DA&S) and the October 1997 Trey acquisition (see "- 1997 Acquisitions -Trey). The Company's offshore rig fleet in the Gulf of Mexico experienced rig utilization of 66% in the first six months of 1998, compared to 74% in the comparable period of 1997, but average rig rates were 28% higher in the 1998 period. Results from the Company's international operations improved due to lower operating expenses in Australia, higher earnings attributable to Pool Arabia, Ltd. and increased land drilling rig activity in Ecuador and Guatemala.

      Revenues. Revenues were $245.7 million in the first six months of 1998, an 18% increase over revenues of $208.1 million in the first six months of 1997. This increase was attributable to (i) the inclusion of revenues from the offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "-1998 Acquisition"), (ii) the inclusion of revenues from the rigs acquired in the October 1997 Trey acquisition and June 1997 DA&S acquisition (see "- 1997 Acquisitions"), (iii) higher land drilling activity in Alaska, including operation of Rig 8, (iv) increased activity and rates for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico, including Rig 16, and (v) increased land drilling activity in Ecuador and Guatemala. These revenue increases were offset partly by lower revenues from wholly-owned operations in the Middle East due to the transfer of a land drilling rig to Saudi Arabia where it is being leased to Pool Arabia, reduced platform workover rig activity in the Gulf of Mexico and lower revenues from the Company's land well-servicing rigs located in California, Texas and New Mexico due to reduced activity resulting from lower crude oil prices. In addition, the Company's revenues in the first six months of 1998 did not include revenues related to PIASA as a result of a change in the Company's method of accounting for its 51% investment in PIASA to the equity method, compared to the inclusion of $8.9 million of revenues for PIASA in the first six months of 1997 (see Note 2 to the Condensed Consolidated Financial Statements and "- Earnings Attributable to Unconsolidated Affiliates").

      Domestic onshore well-servicing and production services revenues increased $18.2 million or 15% in the first six months of 1998 from the corresponding period of 1997, chiefly as a result of the inclusion of results from rigs acquired in the Trey and DA&S acquisitions. Domestic onshore rig utilization was 52% in the first six months of 1998, compared to 55% in the first six months of 1997. Domestic onshore well-servicing rig hours increased from approximately 588,000 in the first six months of 1997 to approximately 628,000 in the first six months of 1998. Gulf of Mexico offshore workover and drilling revenues increased $7.0 million or 19%, Alaska operations revenues increased $7.0 million or 59% and international operations revenues decreased $8.5 million or 23% (however, excluding the $8.9 million of revenues from PIASA in the first six months of 1997, international operations revenues increased $0.4 million or 1%), compared to the first six months of 1997. Revenues from Sea Mar's fleet of offshore support vessels for the period April 1, 1998 through June 30, 1998 were $13.8 million.

      Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.1 million in the first six months of 1998, compared to $1.6 million in the first six months of 1997. Earnings attributable to Pool Arabia increased $0.8 million from the first six months of 1997 to $2.4 million for the six months ended June 30, 1998, primarily due to income earned from Pool Arabia's operation of two rigs leased from the Company. The loss attributable to PIASA was $1.3 million in the first six months of 1998. Effective January 1, 1998, the Company adopted EITF 96-16 and changed its method of accounting for PIASA to the equity method since PIASA no longer qualified for full consolidation (see Note 2 to the Condensed Consolidated Financial Statements).

      Costs and Expenses. The Company's costs and expenses were $216.2 million in the first six months of 1998, an 11% increase compared to costs and expenses of $194.3 million in the corresponding period of 1997; however, operating expenses declined to 69% of revenues in the first six months of 1998 from 75% of revenues in the first six months of 1997. The increase in costs and expenses was primarily due to the inclusion of costs and expenses related to the offshore support vessels acquired in the Sea Mar acquisition , the inclusion of costs and expenses related to operating the land well-servicing rigs acquired in the DA&S and Trey acquisitions, increased land drilling and labor contract activity in Alaska and increased activity for the Company's jackup workover rigs and platform drilling rigs in the Gulf of Mexico. The increase was partly offset by decreased costs and expenses in the Middle East due to the transfer of a land drilling rig to Saudi Arabia where it is being leased to Pool Arabia, Ltd. and lower operating expenses in Australia where the weakening Australian dollar has resulted in reduced local expenses. In addition, the Company's costs and expenses in the first six months of 1997 included $8.7 million of costs and expenses related to PIASA (see "- Earnings Attributable to Unconsolidated Affiliates").

       Other Income - Net. Other income - net was $1.4 million lower in the first six months of 1998 than in the corresponding period of 1997, primarily due to lower gains on dispositions of equipment.

      Interest Expense. Interest expense was $4.5 million higher in the first six months of 1998 than in the corresponding period of 1997, primarily due to
(i) interest expense related to the $150 million Notes issued in March 1998,
(ii) increased borrowings under the Credit Agreement, and (iii) the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997. These increases were partially offset by a reduction in interest expense due to certain term loans being paid off in October 1997 with borrowings under the Credit Agreement and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of Golden Pacific Corp.

      Income Taxes. The Company recorded income tax expense of $10.1 million on income before income taxes of $25.2 million in the first six months of 1998, compared to income tax expense of $6.0 million on income before income taxes and minority interest of $15.9 million in the first six months of 1997. The increase in income tax expense in the first six months of 1998 compared to the first six months of 1997 was primarily due to an increase in pre-tax income in the first six months of 1998, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

      Cash Flows. The Company had cash and cash equivalents of $23.5 million at June 30, 1998 compared to $19.0 million at December 31, 1997. Working capital was $59.3 million and $59.1 million at June 30, 1998 and December 31, 1997, respectively. The Company used a net $102.7 million for investing activities in the first six months of 1998, primarily for capital expenditures of $50.8 million and $51.7 million, net of cash acquired, for the purchase of Sea Mar. The Company used a net $10.9 million for investing activities in the first six months of 1997, including capital expenditures of $14.4 million. Cash used for investing activities for this period also included $2.4 million of proceeds from dispositions of equipment and the return of $1.0 million of cash that had been placed in escrow as collateral in connection with a leaseback arrangement.

      Long-Term Debt. In March 1998, simultaneously with the issuance of the Notes and the closing of the Sea Mar Acquisition, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At June 30, 1998 the Company had drawn $15 million in cash under the Credit Agreement, and an additional $13.2 million was being utilized to support the issuance of letters of credit primarily related to insurance obligations.

      Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, through September 1998, the applicable Eurodollar margin shall not be less than 1.50%. Based upon the Company's leverage ratio at June 30, 1998, the applicable Eurodollar margin would have been 1.00%. The Credit Agreement will mature on October 2, 2000 and is subject to one-year extensions at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

       On March 31, 1998, the Company issued 8 5/8% Notes in the aggregate principal amount of $150 million (see Note 4 to the Condensed Consolidated Financial Statements and "- Notes Offering").

      During the first six months of 1998, the Company made payments of $80.8 million to reduce the borrowings under the Credit Agreement, repaid Sea Mar's existing debt of $15.7 million and made $1.0 million of scheduled principal payments on long-term debt. During the first six months of 1997, the Company made scheduled principal payments of $6.7 million on long-term debt.

      Capital Expenditures. The Company anticipates that 1998 capital expenditures, excluding business acquisitions, will consist of (i) approximately $45 million for additions and improvements to its existing rig and offshore support vessel fleet, (ii) approximately $10 million toward the upgrade of an Arctic land drilling rig, (iii) approximately $14 million toward the construction of a new Arctic land drilling rig, (iv) approximately $6 million for the purchase, upgrade and mobilization of a land drilling rig for operation in Oman, (v) approximately $8 million for payment of the balance of the purchase price for one offshore support vessel for operation in the Gulf of Mexico, (vi) approximately $4.5 million for the electrification and upgrade of a platform rig located in the Gulf of Mexico, and (vii) $2.3 million for the purchase of two jack-up workover rigs located in the Gulf of Mexico that the Company currently leases.

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

MARKET OUTLOOK

      As a result of low oil prices, demand in the Gulf of Mexico is beginning to soften and the Company anticipates near term pressure on utilization and rates in that market as well as a continuation of reduced demand for its domestic onshore well-servicing services. The Company expects that these reductions may be partially offset by increased activity from its Alaska operations as two rigs, one significantly upgraded and one newly built, commence operations under three-year contracts in October 1998 and January 1999, respectively. The Company is reviewing the cost structure within each of its operating units in an effort to assure that the Company is appropriately structured given the current market conditions. Despite the current low oil prices and the resulting softening market conditions, the Company remains optimistic about its long-term outlook.

OTHER MATTERS

      Accounting Standards. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, this statement will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2000.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company plans to adopt this statement in the fourth quarter of 1998. Its adoption is not expected to have a material effect on the Company's financial statements and any effect will be limited to the form and content of the disclosure it requires.

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

      Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998 and there was no effect on the Company's financial statements.

FORWARD-LOOKING INFORMATION

      The statements included in this report on Form 10-Q regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. In connection with such statements, it should be noted that the Company's operations and financial results are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, the ability of the Company to integrate newly acquired operations and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those stated.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT NO.                           DOCUMENT
-----------                           --------
27.1(*) -   Financial Data Schedule for the Six Months Ended June 30, 1998

27.2(*)     Restated Financial Data Schedule for the Six Months Ended June 30, 1997

----------
(*)    Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 POOL ENERGY SERVICES CO.
                                                       (Registrant)


          AUGUST 12, 1998                           /s/ E. J. SPILLARD
     ------------------------                 ------------------------------
              (Date)                                  E. J. Spillard
                                              Senior Vice President, Finance
                                               (principal financial officer)


          AUGUST 12, 1998                            /s/ B. G. GORDON
     ------------------------                 ------------------------------
              (Date)                                   B. G. Gordon
                                                        Controller
                                              (principal accounting officer)

                            POOL ENERGY SERVICES CO.
                                INDEX TO EXHIBITS



EXHIBIT NO.                           DOCUMENT
-----------                           --------
27.1(*) -   Financial Data Schedule for the Six Months Ended June 30, 1998

27.2(*)     Restated Financial Data Schedule for the Six Months Ended June 30, 1997

----------
(*)    Filed herewith