Form 10-Q
period 1998-09-30
POOL ENERGY SERVICES CO
filed 1998-11-12
CIK 842815

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ] NO [   ]

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998: Common Stock, no par value - 21,043,898 shares.


================================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED  SEPTEMBER 30
                                                                    --------------------------------
                                                                          1998             1997
                                                                    -------------       ------------
Revenues .......................................................       $  115,187       $  118,636
Earnings Attributable to Unconsolidated Affiliates .............            1,644              629
                                                                       ----------       ----------
         Total .................................................          116,831          119,265
                                                                       ----------       ----------
Costs and Expenses:
     Operating expenses ........................................           78,777           87,283
     Selling, general and administrative expenses ..............           13,954           13,299
     Depreciation and amortization .............................           10,816            6,207
                                                                       ----------       ----------
         Total .................................................          103,547          106,789
                                                                       ----------       ----------
Other Income (Expense) - Net ...................................              594            2,448
Interest Expense ...............................................            4,350            1,052
                                                                       ----------       ----------
Income Before Income Taxes and Minority Interest ...............            9,528           13,872
Income Tax Provision ...........................................            4,175            5,626
Minority Interest in Loss of Consolidated Subsidiary ...........               --             (123)
                                                                       ----------       ----------
Net Income .....................................................       $    5,353       $    8,369
                                                                       ==========       ==========

Earnings Per Share of Common Stock .............................       $      .25       $      .43
                                                                       ==========       ==========

Earnings Per Share of Common Stock - assuming dilution .........       $      .25       $      .43
                                                                       ==========       ==========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                       NINE MONTHS ENDED  SEPTEMBER 30
                                                                       -------------------------------
                                                                            1998             1997
                                                                       ------------       ------------

Revenues .........................................................       $  360,898       $  326,775
Earnings Attributable to Unconsolidated Affiliates ...............            2,752            2,267
                                                                         ----------       ----------
         Total ...................................................          363,650          329,042
                                                                         ----------       ----------
Costs and Expenses:
     Operating expenses ..........................................          248,909          243,798
     Selling, general and administrative expenses ................           41,998           39,492
     Depreciation and amortization ...............................           28,815           17,784
                                                                         ----------       ----------
         Total ...................................................          319,722          301,074
                                                                         ----------       ----------
Other Income (Expense) - Net .....................................            1,203            4,431
Interest Expense .................................................           10,404            2,609
                                                                         ----------       ----------
Income Before Income Taxes and Minority Interest .................           34,727           29,790
Income Tax Provision .............................................           14,316           11,651
Minority Interest in Earnings of Consolidated Subsidiary .........               --               13
                                                                         ----------       ----------
Net Income .......................................................       $   20,411       $   18,126
                                                                         ==========       ==========

Earnings Per Share of Common Stock ...............................       $      .99       $      .94
                                                                         ==========       ==========

Earnings Per Share of Common Stock - assuming dilution ...........       $      .98       $      .93
                                                                         ==========       ==========



            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                                                           ------------------------------
                                                                                               1998              1997
                                                                                           -----------        -----------

Operating Activities:
     Net Income .....................................................................       $   20,411        $   18,126
     Noncash items included above:
         Depreciation and amortization ..............................................           28,815            17,784
         Amortization of deferred drydocking costs ..................................            1,642                --
         Amortization of deferred rig mobilization ..................................           (4,844)           (2,195)
         Deferred income taxes ......................................................            5,471             9,959
         Undistributed earnings of unconsolidated affiliates ........................             (570)           (2,216)
         Other - net ................................................................              862            (1,587)
     Payment for lease of manufacturing facility, net of sublease ...................           (2,715)           (1,236)
     Proceeds from rig mobilization .................................................            8,424                --
     Other - net ....................................................................             (850)             (287)
     Provision for (payment of) prior years personal injury and property damage
          claims - net ..............................................................           (3,425)              693
     Net effect of changes in operating working capital .............................           11,382           (18,223)
                                                                                            ----------        ----------
              Net Cash Flows Provided by Operating Activities .......................           64,603            20,818
                                                                                            ----------        ----------
Investing Activities:
     Property additions .............................................................          (70,731)          (33,037)
     Expenditures for acquisitions, including acquisition costs, less cash
         acquired ...................................................................          (65,161)             (431)
     Expenditures for drydocking costs ..............................................           (1,994)               --
     Proceeds from disposition of property, plant and equipment .....................            1,551             6,561
     Other - net ....................................................................               28             1,371
                                                                                            ----------        ----------
              Net Cash Flows Used for Investing Activities ..........................         (136,307)          (25,536)
                                                                                            ----------        ----------
Financing Activities:
     Proceeds from long-term debt ...................................................          190,000                --
     Principal payments on long-term debt ...........................................          (91,875)           (8,766)
     Repayment of debt assumed in acquisitions ......................................          (15,672)             (775)
     Payments of debt financing costs ...............................................           (5,398)           (1,393)
     Proceeds from exercise of stock options ........................................              379             2,849
                                                                                            ----------        ----------
              Net Cash Flows Provided by (Used for) Financing Activities ............           77,434            (8,085)
                                                                                            ----------        ----------
Net Increase (Decrease) in Cash and Cash Equivalents ................................            5,730           (12,803)

Cash and Cash Equivalents at January 1, .............................................           18,993            21,837
                                                                                            ----------        ----------
Cash and Cash Equivalents at September 30, ..........................................       $   24,723        $    9,034
                                                                                            ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                            SEPTEMBER 30         DECEMBER 31
                                                                                                1998                1997
                                                                                            ------------        ------------
                                                                                            (UNAUDITED)
                                   ASSETS
Current Assets:
   Cash and cash equivalents ........................................................       $     24,723        $     18,993
   Restricted cash ..................................................................                 --                  10
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $1,195 and $1,272) .............................................................             83,324              97,283
   Inventories ......................................................................             14,267              19,500
   Deferred income tax asset ........................................................              9,542               8,594
   Other current assets .............................................................             11,479               8,295
                                                                                            ------------        ------------

     Total current assets ...........................................................            143,335             152,675
Property, Plant and Equipment - Net .................................................            400,900             259,793
Vessel Construction Deposits ........................................................             18,275                  --
Investment in and Noncurrent Receivables from Unconsolidated Affiliates .............             29,372              20,515
Goodwill, net .......................................................................             60,256              42,395
Deferred Costs ......................................................................             10,494               1,270
Noncurrent Receivables (net of allowance for doubtful accounts of $1,118
   and $1,113) and Other Assets .....................................................              2,522               2,547
                                                                                            ------------        ------------

     Total ..........................................................................       $    665,154        $    479,195
                                                                                            ============        ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ................................................       $        625        $      1,025
   Accounts payable .................................................................             31,484              41,305
   Other current liabilities ........................................................             60,914              51,275
                                                                                            ------------        ------------

     Total current liabilities ......................................................             93,023              93,605
Long-Term Debt ......................................................................            177,847              79,322
Deferred Income Taxes ...............................................................             67,533              21,575
Other Liabilities ...................................................................             36,918              46,995
Minority Interest ...................................................................                 --               3,960
Shareholders' Equity :
   Common stock, no par value:
     40,000,000 shares authorized; 21,043,898 and 19,448,946 shares
       issued and outstanding .......................................................            231,927             196,532
   Retained earnings ................................................................             58,640              38,229
   Unearned compensation - restricted stock .........................................               (412)               (701)
   Cumulative foreign currency translation adjustments ..............................               (322)               (322)
                                                                                            ------------        ------------
     Total shareholders' equity .....................................................            289,833             233,738
                                                                                            ------------        ------------
     Total ..........................................................................       $    665,154        $    479,195
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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The condensed consolidated financial statements include the financial statements of the Company and all subsidiaries in which a controlling interest is held. The Company uses the equity method to account for affiliates in which it does not have control. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") reached a consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16"). EITF 96-16, which is effective for fiscal years ending after December 15, 1998, sets forth new criteria for evaluating whether or not the rights of the minority shareholder are sufficient to overcome the presumption that all majority-owned investees should be consolidated. After reviewing the guidance provided by EITF 96-16 with respect to what constitutes "control," together with the specific rights of the minority shareholder of Pool International Argentina S.A. ("PIASA") in the shareholders' agreement, the Company concluded that it could not clearly overcome the presumption that certain of the rights of the minority shareholder were substantive participating rights. Specific reasons for such conclusion are as follows: (i) the shareholders' agreement between the Company and the minority shareholder of PIASA requires the unanimous approval by PIASA's Board of Directors of the annual capital and operating budgets of PIASA and the making of any significant revisions to such budgets (two of the five Directors of PIASA are appointed by the minority shareholder) and (ii) the shareholders' agreement requires the unanimous approval by PIASA's Board of Directors of the purchase, leasing, chartering or other acquisition of property or assets, not already approved in the annual capital budget, which exceed $50,000. The minority rights identified above as participating rights are significant in the ordinary course of PIASA's business. Based on the foregoing, the Company concluded that it should change from consolidation accounting to the equity method for its 51% investment in PIASA, which it did effective January 1, 1998. Prior to January 1, 1998, 100% of PIASA's assets, liabilities, results of operations and cash flows were included in the Company's respective consolidated totals. The change in method of accounting had no effect on the Company's consolidated net income for the nine months ended September 30, 1998. The following table summarizes the effect of adopting EITF 96-16 on the Company's balance sheet at January 1, 1998.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                  INCREASE
                                                                 (DECREASE)
                                                                 ----------
         Total Current Assets ...............................    $ (4,465)
         Property, Plant and Equipment - Net ................     (11,583)
         Investment in and Noncurrent Receivables from
           Unconsolidated Affiliates ........................       8,161
         Goodwill, net ......................................      (1,542)
                                                                 --------
           Total ............................................    $ (9,429)
                                                                 ========


         Total Current Liabilities ..........................    $ (6,455)
         Deferred Income Taxes ..............................         986
         Minority Interest ..................................      (3,960)
                                                                 --------
           Total ............................................    $ (9,429)
                                                                 ========


   Deferred Rig Mobilization

     In connection with its rig contracts, the Company may receive lump sum fees for the mobilization of equipment. The net amount of the lump sum fees received and the mobilization expenses incurred are deferred and amortized over the term of the contract.


   Deferred Costs

     Deferred costs consist primarily of drydocking costs incurred in conjunction with marine inspections of offshore support vessels and debt financing costs. Drydocking costs are capitalized and amortized on a straight-line basis over a period normally not to exceed 30 months. Debt financing costs are amortized over the terms of the related borrowings. The major components of deferred costs are unamortized deferred drydocking costs of $5.6 million at September 30, 1998 and unamortized debt financing costs, current and non-current portions, of $6.1 million and $1.5 million at September 30, 1998 and December 31, 1997, respectively.


3.   EARNINGS PER SHARE

     The following tables set forth the amounts used in computing earnings per share ("EPS") and the weighted average number of shares of dilutive potential common stock for the quarters and nine months ended September 30, 1998 and 1997, respectively.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                         FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                                              ------------------------------------------------------------
                                                                          INCOME          SHARES        PER-SHARE
                                                                        (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                         ---------      -----------      ------
                                                              (In thousands except number of shares and per share amounts)
Earnings per Share of Common Stock:
     Net Income .................................................       $    5,353       21,043,898       $  .25
                                                                                                          ======
Dilutive Effect of Potential Common Stock:
     Stock Options ..............................................               --           41,456
                                                                        ----------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
     Net Income .................................................       $    5,353       21,085,354       $  .25
                                                                        ==========       ==========       ======

     Options to purchase approximately 858,000 shares of common stock at exercise prices ranging from $10.00 per share to $35.50 per share (weighted average exercise price of $14.43 per share) that were outstanding during the third quarter of 1998 were not included in the computation of diluted EPS because such options were antidilutive.


                                                                         FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                                              ------------------------------------------------------------
                                                                          INCOME           SHARES        PER-SHARE
                                                                        (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                                        ----------      ------------      ------
                                                              (In thousands except number of shares and per share amounts)

Earnings per Share of Common Stock:
     Net Income .................................................       $    8,369       19,280,888       $  .43
                                                                                                          ======
Dilutive Effect of Potential Common Stock:
     Stock Options ..............................................               --          410,212
                                                                        ----------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
     Net Income .................................................       $    8,369       19,691,100       $  .43
                                                                        ==========       ==========       ======




                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                              ------------------------------------------------------------
                                                                          INCOME           SHARES       PER-SHARE
                                                                        (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                                        -----------     -------------     ------
                                                              (In thousands except number of shares and per share amounts)

Earnings per Share of Common Stock:
     Net Income .................................................       $   20,411       20,528,724       $  .99
                                                                                                          ======
Dilutive Effect of Potential Common Stock:
     Stock Options ..............................................               --          203,741
                                                                        ----------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
     Net Income .................................................       $   20,411       20,732,465       $  .98
                                                                        ==========       ==========       ======


     In addition to the 858,000 options outstanding during the third quarter of 1998 which were antidilutive, the computation of diluted EPS for the nine months ended September 30, 1998 excludes options to purchase approximately 52,000 shares of common stock at an exercise price of $31.8125 per share and 16,000 shares of common stock at an exercise price of $24.00 per share that were outstanding during the first six months and second quarter of 1998, respectively, because such options were antidilutive.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                              ------------------------------------------------------------
                                                                          INCOME           SHARES        PER-SHARE
                                                                        (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                                        -----------     -------------     ------
                                                              (In thousands except number of shares and per share amounts)

Earnings per Share of Common Stock:
     Net Income .................................................       $   18,126       19,194,928       $  .94
                                                                                                          ======
Dilutive Effect of Potential Common Stock:
     Stock Options ..............................................               --          305,904
                                                                        ----------       ----------
Earnings per Share of Common Stock - Assuming Dilution:
     Net Income .................................................       $   18,126       19,500,832       $  .93
                                                                        ==========       ==========       ======


4.  LONG-TERM DEBT AND CREDIT AGREEMENT

   Senior Subordinated Notes

     On March 31, 1998, the Company issued 8 5/8% Senior Subordinated Notes Due 2008, Series A in the aggregate principal amount of $150 million (the "Old Notes"). The net proceeds from the sale of the Old Notes were used to fund the cash portion of the purchase price for Sea Mar, Inc. ("Sea Mar") (see Note 5), to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement"). In June 1998, the Company offered to exchange 8 5/8% Senior Subordinated Notes Due 2008, Series B (the "New Notes," and together with the Old Notes, the "Notes"), which have been registered under the Securities Act of 1933, as amended, (the "Securities Act") for any and all of the outstanding Old Notes (the "Exchange Offer"). The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant by the Company regarding registration under the Securities Act. The Exchange Offer was completed on July 15, 1998, whereupon all of the Old Notes were tendered and exchanged for New Notes.

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

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


   Credit Agreement

     In March 1998, simultaneously with the issuance of the Old Notes and the closing of the Sea Mar acquisition, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At September 30, 1998 the Company had drawn $15.0 million in cash under the Credit Agreement, and an additional $10.5 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the acquisition of Golden Pacific Corp. in 1995 (the "GPC Acquisition").

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either, (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, per the terms of the Credit Agreement, the applicable Eurodollar margin through September 1998 could not be less than 1.50%. Based upon the Company's leverage ratio at September 30, 1998, the applicable Eurodollar margin would be 1.00% for borrowings during the fourth quarter of 1998. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

     The Company incurred $4.8 million and $0.6 million of debt financing costs during the first nine months of 1998 in connection with the Notes offering and the Credit Agreement, respectively.


5.  ACQUISITION OF SEA MAR, INC.

     On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately-owned Louisiana-based offshore support vessel company with a fleet of 23 vessels operating primarily in the Gulf of Mexico, for approximately $76.0 million in cash, including a $14.7 million post-closing purchase price adjustment, and 1,538,462 shares of the Company's common stock (the "Sea Mar Acquisition"). The purchase price adjustment, which was paid in full by the end of the third quarter of 1998, was based on the amount by which the shareholders' equity in Sea Mar at March 31, 1998 exceeded the amount that existed at August 31, 1997. In addition, the Company is obligated to pay additional cash consideration contingent upon Sea Mar exceeding certain financial targets for the fiscal years ending December 31, 1998 and 1999, up to a maximum of $10 million in each year.

     The acquisition was accounted for under the purchase method, and Sea Mar's results of operations are included in the Company's consolidated financial statements from the date of the acquisition. The purchase price was allocated based on preliminary estimates of the fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. The purchase price allocation is subject to adjustment as additional information becomes available and is evaluated. The primary items that may be subject to further adjustment are fair value assessments of property, plant and equipment and reserves for income taxes. This preliminary purchase price allocation resulted in goodwill of approximately $21 million, which is being amortized on a straight-line basis over 25 years.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


     Expenditures for the acquisition, including acquisition costs, less cash acquired were as follows:


         Fair value of assets acquired (including goodwill) ...............       $176,487
         Company's common stock issued ....................................        (34,258)
         Liabilities assumed ..............................................        (66,203)
                                                                                  --------
         Cash paid, including acquisition related expenditures ............         76,026
         Less:  cash acquired .............................................         10,831
                                                                                  --------
         Net cash used for the acquisition ................................       $ 65,195
                                                                                  ========


     Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $77.6 million, net of deposits. These new vessels are scheduled to be delivered between early 1999 and late 2000.

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



                                                                               NINE MONTHS ENDED SEPTEMBER 30
                                                              ---------------------------------------------------------------
                                                                            1998                             1997
                                                              -----------------------------       ---------------------------
                                                              AS REPORTED        PRO FORMA        AS REPORTED       PRO FORMA
                                                              -----------       -----------       -----------       ---------
                                                                           (In thousands except earnings per share)

         Revenues .....................................       $   360,898       $   374,431       $   326,775       $360,554
                                                              ===========       ===========       ===========       ========

         Net Income ...................................       $    20,411       $    22,708       $    18,126       $ 19,426
                                                              ===========       ===========       ===========       ========

         Earnings Per Share of Common Stock ...........       $       .99       $      1.08       $       .94       $    .94
                                                              ===========       ===========       ===========       ========

         Weighted Average Shares Outstanding ..........            20,529            21,030            19,195         20,733
                                                              ===========       ===========       ===========       ========

         Earnings Per Share of Common Stock -
              assuming dilution .......................       $       .98       $      1.07       $       .93       $    .92
                                                              ===========       ===========       ===========       ========

         Weighted Average Shares Outstanding ..........            20,732            21,234            19,501         21,039
                                                              ===========       ===========       ===========       ========



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


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                   -----------------------
                                                                      1998          1997
                                                                   ---------      --------
                  Revenues:
                      Pool Arabia, Ltd. ........................   $  40,235      $ 26,129
                      Pool International Argentina S.A. ........       9,461 (b)         -
                      Intairdril Oman L.L.C. ...................          36           174
                                                                   ---------      --------
                            Total ..............................   $  49,732      $ 26,303
                                                                   =========      ========


                  Gross Profit (Loss) (a):
                      Pool Arabia, Ltd. ........................   $  12,530      $  9,220
                      Pool International Argentina S.A. ........        (787) (b)        -
                      Intairdril Oman L.L.C. ...................          19           146
                                                                   ---------      --------
                            Total ..............................   $  11,762      $  9,366
                                                                   =========      ========

                  Net Income (Loss):
                      Pool Arabia, Ltd. ........................   $   1,079      $    760
                      Pool International Argentina S.A. ........      (2,649) (b)        -
                      Intairdril Oman L.L.C. ...................          32           (34)
                                                                   ---------      --------
                            Total ..............................   $  (1,538)     $    726
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


     Earnings attributable to unconsolidated affiliates is summarized below:



                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------       ---------

The Company's portion of net income (loss) ..................................     $   (785)      $     371
Adjustment to reconcile differences between affiliates' bases and
     Company's carrying value ...............................................        1,355           1,845
                                                                                  --------       ---------

Equity in income ............................................................          570           2,216
Lease income (expense) - net ................................................        2,103             (45)
Other income (expense) - net ................................................           79              96
                                                                                  --------       ---------

     Total ..................................................................     $  2,752       $   2,267
                                                                                  ========       =========

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


8.   CONSOLIDATING FINANCIAL STATEMENTS

     Presented below is condensed consolidating financial information for Pool Energy Services Co. (on a stand-alone basis) ("PESCO"), the Subsidiary Guarantors (on a combined basis), and the Non-Guarantor Subsidiaries (on a combined basis). Separate financial information of each Subsidiary Guarantor is not presented because the Company has concluded that such financial information is not material to the investors.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)





                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                   ----------------------------------------------------------------------
                                                                  SUBSIDIARY   NON-GUARANTOR
                                                     PESCO        GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   --------       ----------    ------------   ------------  ------------

Revenues .......................................   $     --        $ 99,015       $ 16,172       $     --        $115,187
Earnings Attributable to Unconsolidated
   Affiliates ..................................         --             543          1,101             --           1,644
                                                   --------        --------       --------       --------        --------
         Total .................................         --          99,558         17,273             --         116,831
                                                   --------        --------       --------       --------        --------

Costs and Expenses:
   Operating expenses ..........................         --          70,397          8,380             --          78,777
   Selling, general and administrative
     expenses ..................................        250          12,303          1,401             --          13,954
   Depreciation and amortization ...............         --           8,827          1,996             (7)         10,816
                                                   --------        --------       --------       --------        --------
         Total .................................        250          91,527         11,777             (7)        103,547
                                                   --------        --------       --------       --------        --------

Other Income (Expense) - Net ...................         --             465            129             --             594
Interest Expense ...............................      3,355             642            353             --           4,350
                                                   --------        --------       --------       --------        --------

Income (Loss) Before Income Taxes ..............     (3,605)          7,854          5,272              7           9,528
Income Tax Provision (Credit) ..................     (1,261)          3,872          1,561              3           4,175
Equity in Earnings of Consolidated
   Subsidiaries ................................      7,697           3,711             --        (11,408)             --
                                                   --------        --------       --------       --------        --------

Net Income .....................................   $  5,353        $  7,693       $  3,711       $(11,404)       $  5,353
                                                   ========        ========       ========       ========        =========


                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)




                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                   ------------------------------------------------------------------------
                                                                  SUBSIDIARY   NON-GUARANTOR
                                                    PESCO         GUARANTORS    SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                   --------       ----------    ------------  ------------     ------------

Revenues ...................................       $     --        $316,859       $ 44,039       $     --        $360,898
Earnings Attributable to Unconsolidated
   Affiliates ..............................             --             672          2,080             --           2,752
                                                   --------        --------       --------       --------        --------
         Total .............................             --         317,531         46,119             --         363,650
                                                   --------        --------       --------       --------        --------

Costs and Expenses:
   Operating expenses ......................             --         224,950         23,959             --         248,909
   Selling, general and administrative
     expenses ..............................            624          37,367          4,007             --          41,998
   Depreciation and amortization ...........             --          23,888          4,948            (21)         28,815
                                                   --------        --------       --------       --------        --------
         Total .............................            624         286,205         32,914            (21)        319,722
                                                   --------        --------       --------       --------        --------

Other Income (Expense) - Net ...............             --             891            312             --           1,203
Interest Expense ...........................          6,702           2,475          1,227             --          10,404
                                                   --------        --------       --------       --------        --------

Income (Loss) Before Income Taxes ..........         (7,326)         29,742         12,290             21          34,727
Income Tax Provision (Credit) ..............         (2,186)         12,521          3,973              8          14,316
Equity in Earnings of Consolidated
   Subsidiaries ............................         25,551           8,317             --        (33,868)             --
                                                   --------        --------       --------       --------        --------

Net Income .................................       $ 20,411        $ 25,538       $  8,317       $(33,855)       $ 20,411
                                                   ========        ========       ========       ========        ========


                            POOL ENERGY SERVICES CO.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1998
                                               -------------------------------------------------------------------------------
                                                               SUBSIDIARY       NON-GUARANTOR
                                                 PESCO         GUARANTORS       SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                               ---------       ----------       ------------     ------------     ------------
Net Cash Flows Provided by (Used for)
   Operating Activities .....................  $  (5,038)       $  49,007        $  20,637        $      (3)       $  64,603
                                               ---------        ---------        ---------        ---------        ---------

Investing Activities:
Property additions ..........................         --          (52,977)         (18,196)             442          (70,731)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired ....         --          (65,161)              --               --          (65,161)
Expenditures for drydocking costs ...........         --           (1,994)              --               --           (1,994)
Proceeds from disposition of property,
   plant and equipment ......................         --            1,804              189             (442)           1,551
Other - net .................................          1               21                3                3               28
                                               ---------        ---------        ---------        ---------        ---------


Net Cash Flows Provided by (Used for)
   Investing Activities .....................          1         (118,307)         (18,004)               3         (136,307)
                                               ---------        ---------        ---------        ---------        ---------


Financing Activities:
Proceeds from long-term debt ................    150,000           40,000               --               --          190,000
Principal payments on long-term debt ........         --          (91,875)              --               --          (91,875)
Repayment of debt assumed in acquisition ....         --          (15,672)              --               --          (15,672)
Payments of debt financing costs ............     (4,824)            (574)              --               --           (5,398)
Proceeds from exercise of stock options .....        379               --               --               --              379
Payments from (advances to) consolidated
   subsidiaries, net ........................   (140,695)         144,524           (3,829)              --               --
                                               ---------        ---------        ---------        ---------        ---------


Net Cash Flows Provided by (Used for)
   Financing Activities .....................      4,860           76,403           (3,829)              --           77,434
                                               ---------        ---------        ---------        ---------        ---------


Net Increase (Decrease) in Cash and Cash
   Equivalents ..............................       (177)           7,103           (1,196)              --            5,730
Cash and Cash Equivalents at January 1, .....        210           16,395            2,388               --           18,993
                                               ---------        ---------        ---------        ---------        ---------


Cash and Cash Equivalents at September 30, ..  $      33        $  23,498        $   1,192        $      --        $  24,723
                                               =========        =========        =========        =========        =========


                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                SEPTEMBER 30, 1998
                                                  ------------------------------------------------------------------------------
                                                                   SUBSIDIARY     NON-GUARANTOR
                                                    PESCO          GUARANTORS      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  ---------        ----------      ------------    ------------     ------------
                   ASSETS
Current Assets:
   Cash and cash equivalents ...................  $      33        $  23,498        $   1,192       $      --        $  24,723
   Accounts and notes receivable ...............         --           71,391           11,933              --           83,324
   Inventories .................................         --            3,765           10,502              --           14,267
   Deferred income tax asset ...................         20            9,400               --             122            9,542
   Other current assets ........................        530            9,502            1,447              --           11,479
                                                  ---------        ---------        ---------       ---------        ---------
         Total current assets ..................        583          117,556           25,074             122          143,335

Property, Plant and Equipment - Net ............         --          325,090           76,145            (335)         400,900
Vessel Construction Deposits ...................         --           18,275               --              --           18,275
Investment in Consolidated Subsidiaries ........     78,625           40,471               --        (119,096)              --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ..............         --           29,372               --              --           29,372
Goodwill, net ..................................         --           60,256               --              --           60,256
Deferred Costs .................................      4,108            6,386               --              --           10,494
Noncurrent Receivables and Other Assets ........         --            2,502               20              --            2,522
                                                  ---------        ---------        ---------       ---------        ---------
         Total .................................  $  83,316        $ 599,908        $ 101,239       $(119,309)       $ 665,154
                                                  =========        =========        =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ...........  $      --        $     625        $      --       $      --        $     625
   Accounts payable ............................         --           29,459            2,025              --           31,484
   Payable (receivable) to (from)
     consolidated subsidiaries .................   (243,168)         218,690           24,706            (228)              --
   Other current liabilities ...................       (947)          44,032           17,828               1           60,914
                                                  ---------        ---------        ---------       ---------        ---------
         Total current liabilities .............   (244,115)         292,806           44,559            (227)          93,023
Long-Term Debt .................................    150,000           27,847               --              --          177,847
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ...................   (111,595)         101,782            9,813              --               --
Deferred Income Taxes ..........................     (1,129)          63,917            4,741               4           67,533
Other Liabilities ..............................         --           35,262            1,656              --           36,918
Shareholders' Equity:
   Common stock ................................    231,927                1              500            (501)         231,927
   Paid-in capital .............................         --           12,399           18,619         (31,018)              --
   Retained earnings ...........................     58,640           66,216           21,351         (87,567)          58,640
   Unearned compensation - restricted stock ....       (412)              --               --              --             (412)
   Cumulative foreign currency translation
     adjustments ...............................         --             (322)              --              --             (322)
                                                  ---------        ---------        ---------       ---------        ---------
         Total shareholders' equity ............    290,155           78,294           40,470        (119,086)         289,833
                                                  ---------        ---------        ---------       ---------        ---------

         Total .................................  $  83,316        $ 599,908        $ 101,239       $(119,309)       $ 665,154
                                                  =========        =========        =========       =========        =========


                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                               THREE MONTHS ENDED SEPTEMBER 30, 1997
                                             ------------------------------------------------------------------------------
                                                              SUBSIDIARY    NON-GUARANTOR
                                                PESCO         GUARANTORS     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                             ---------        ----------     ------------    ------------      ------------

Revenues .................................   $      --        $  99,712       $  18,924        $      --        $ 118,636
Earnings (Loss) Attributable to
   Unconsolidated Affiliates .............          --              644             (15)              --              629
                                             ---------        ---------       ---------        ---------        ---------
         Total ...........................          --          100,356          18,909               --          119,265
                                             ---------        ---------       ---------        ---------        ---------

Costs and Expenses:
   Operating expenses ....................          --           74,175          13,108               --           87,283
   Selling, general and administrative
     expenses ............................         164           11,404           1,731               --           13,299
   Depreciation and amortization .........          --            4,608           1,606               (7)           6,207
                                             ---------        ---------       ---------        ---------        ---------
         Total ...........................         164           90,187          16,445               (7)         106,789
                                             ---------        ---------       ---------        ---------        ---------

Other Income (Expense) - Net .............          --            2,201             247               --            2,448
Interest Expense .........................          --              614             438               --            1,052
                                             ---------        ---------       ---------        ---------        ---------

Income (Loss) Before Income Taxes and
   Minority Interest .....................        (164)          11,756           2,273                7           13,872
Income Tax Provision (Credit) ............         (57)           4,426           1,254                3            5,626
Equity in Earnings of Consolidated
   Subsidiaries ..........................       8,476            1,142              --           (9,618)              --
Minority Interest in Loss of
   Consolidated Subsidiary ...............          --               --              --             (123)            (123)
                                             ---------        ---------       ---------        ---------        ---------

Net Income ...............................   $   8,369        $   8,472       $   1,019        $  (9,491)       $   8,369
                                             =========        =========       =========        =========        =========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS




                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                 -------------------------------------------------------------------------
                                                                SUBSIDIARY   NON-GUARANTOR
                                                   PESCO        GUARANTORS    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 --------       ----------    ------------    ------------    ------------

Revenues .................................       $     --        $272,038       $ 54,737        $     --        $326,775
Earnings (Loss) Attributable to
   Unconsolidated Affiliates .............             --           2,312            (45)             --           2,267
                                                 --------        --------       --------        --------        --------
         Total ...........................             --         274,350         54,692              --         329,042
                                                 --------        --------       --------        --------        --------

Costs and Expenses:
   Operating expenses ....................             --         206,435         37,363              --         243,798
   Selling, general and administrative
     expenses ............................            488          33,785          5,219              --          39,492
   Depreciation and amortization .........             --          13,055          4,750             (21)         17,784
                                                 --------        --------       --------        --------        --------
         Total ...........................            488         253,275         47,332             (21)        301,074
                                                 --------        --------       --------        --------        --------

Other Income (Expense) - Net .............             --           3,979            452              --           4,431
Interest Expense .........................             --           1,518          1,091              --           2,609
                                                 --------        --------       --------        --------        --------

Income (Loss) Before Income Taxes and
   Minority Interest .....................           (488)         23,536          6,721              21          29,790
Income Tax Provision (Credit) ............           (170)          8,846          2,967               8          11,651
Equity in Earnings of Consolidated
   Subsidiaries ..........................         18,444           3,741             --         (22,185)             --
Minority Interest in Earnings of
   Consolidated Subsidiary ...............             --              --             --              13              13
                                                 --------        --------       --------        --------        --------

Net Income ...............................       $ 18,126        $ 18,431       $  3,754        $(22,185)       $ 18,126
                                                 ========        ========       ========        ========        ========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS



                                                                        NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                       --------------------------------------------------------------------------
                                                                      SUBSIDIARY     NON-GUARANTOR
                                                        PESCO         GUARANTORS      SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                       --------       ----------      ------------   ------------    ------------

Net Cash Flows Provided by (Used for)
   Operating Activities ........................       $    (89)       $ 15,950        $  4,957        $     --        $ 20,818
                                                       --------        --------        --------        --------        --------

Investing Activities:
Property additions .............................             --         (28,566)         (9,755)          5,284         (33,037)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired .......             --            (418)            (13)             --            (431)
Proceeds from disposition of property,
   plant and equipment .........................             --          10,075           1,770          (5,284)          6,561
Other - net ....................................             --           1,354              17              --           1,371

                                                       --------        --------        --------        --------        --------
Net Cash Flows Used for Investing Activities ...             --         (17,555)         (7,981)             --         (25,536)
                                                       --------        --------        --------        --------        --------

Financing Activities:
Principal payments on long-term debt ...........             --          (3,659)         (5,107)             --          (8,766)
Repayment of debt assumed in acquisitions ......             --            (775)             --              --            (775)
Payments of debt financing costs ...............             --          (1,393)             --              --          (1,393)
Proceeds from exercise of stock options ........          2,849              --              --              --           2,849
Payments from (advances to) consolidated
   subsidiaries, net ...........................         (3,440)         (3,356)          6,796              --              --
                                                       --------        --------        --------        --------        --------

Net Cash Flows Provided by (Used for)
   Financing Activities ........................           (591)         (9,183)          1,689              --          (8,085)
                                                       --------        --------        --------        --------        --------

Net Decrease in Cash and Cash Equivalents ......           (680)        (10,788)         (1,335)             --         (12,803)
Cash and Cash Equivalents at January 1, ........            987          16,368           4,482              --          21,837
                                                       --------        --------        --------        --------        --------

Cash and Cash Equivalents at September 30, .....       $    307        $  5,580        $  3,147        $     --        $  9,034
                                                       ========        ========        ========        ========        ========


                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)



                            POOL ENERGY SERVICES CO.

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                 DECEMBER 31, 1997
                                                   ------------------------------------------------------------------------------
                                                                    SUBSIDIARY     NON-GUARANTOR
                                                     PESCO          GUARANTORS      SUBSIDIARIES   ELIMINATIONS      CONSOLIDATED
                                                   ---------        ----------      ------------   ------------      ------------
                   ASSETS
Current Assets:
   Cash and cash equivalents ...................   $     210        $  16,395        $   2,388       $      --        $  18,993
   Restricted cash .............................          --               10               --              --               10
   Accounts and notes receivable ...............          --           78,076           19,207              --           97,283
   Inventories .................................          --            7,168           12,332              --           19,500
   Deferred income tax asset ...................          20            8,450               --             124            8,594
   Other current assets ........................          49            6,601            1,645              --            8,295
                                                   ---------        ---------        ---------       ---------        ---------
         Total current assets ..................         279          116,700           35,572             124          152,675

Property, Plant and Equipment - Net ............          --          181,641           78,508            (356)         259,793
Investment in Consolidated Subsidiaries ........      53,074           40,313               --         (93,387)              --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ..............          --           20,515               --              --           20,515
Goodwill, net ..................................          --           40,853            1,542              --           42,395
Deferred Costs .................................          --            1,270               --              --            1,270
Noncurrent Receivables and Other Assets ........          --            2,519               28              --            2,547
                                                   ---------        ---------        ---------       ---------        ---------
         Total .................................   $  53,353        $ 403,811        $ 115,650       $ (93,619)       $ 479,195
                                                   =========        =========        =========       =========        =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ...........   $      --        $   1,025        $      --       $      --        $   1,025
   Accounts payable ............................          --           35,610            5,695              --           41,305
   Payable (receivable) to (from)
     consolidated subsidiaries .................     (67,981)          40,714           27,257              10               --
   Other current liabilities ...................      (1,131)          35,451           16,955              --           51,275
                                                   ---------        ---------        ---------       ---------        ---------
         Total current liabilities .............     (69,112)         112,800           49,907              10           93,605
Long-Term Debt .................................          --           79,322               --              --           79,322
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ...................    (111,595)          97,131           14,464              --               --
Deferred Income Taxes ..........................          --           18,877            2,698              --           21,575
Other Liabilities ..............................          --           42,687            4,308              --           46,995
Minority Interest ..............................          --               --               --           3,960            3,960
Shareholders'  Equity:
   Common stock ................................     196,532                1            8,970          (8,971)         196,532
   Paid-in capital .............................          --           12,400           23,109         (35,509)              --
   Retained earnings ...........................      38,229           40,915           12,194         (53,109)          38,229
   Unearned compensation - restricted stock ....        (701)              --               --              --             (701)
   Cumulative foreign currency translation
     adjustments ...............................          --             (322)              --              --             (322)
                                                   ---------        ---------        ---------       ---------        ---------
         Total shareholders' equity ............     234,060           52,994           44,273         (97,589)         233,738
                                                   ---------        ---------        ---------       ---------        ---------

         Total .................................   $  53,353        $ 403,811        $ 115,650       $ (93,619)       $ 479,195
                                                   =========        =========        =========       =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTES OFFERING

     On March 31, 1998, the Company issued the Old Notes and used the net proceeds from the sale thereof to fund the cash portion of the purchase price for the Sea Mar Acquisition, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Credit Agreement. In June 1998, the Company offered to exchange the New Notes for any and all of the outstanding Old Notes. The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant by the Company regarding registration under the Securities Act. The Exchange Offer was completed on July 15, 1998, whereupon all of the Old Notes were tendered and exchanged for New Notes.

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

1998 ACQUISITION

     Sea Mar, Inc. On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, for approximately $76.0 million in cash, including a $14.7 million post-closing purchase price adjustment, and 1,538,462 shares of the Company's common stock. The purchase price adjustment, which was paid in full by the end of the third quarter of 1998, was based on the amount by which the shareholders' equity in Sea Mar at March 31, 1998 exceeded the amount that existed at August 31, 1997. In addition, the Company is obligated to pay additional cash consideration contingent upon Sea Mar exceeding certain financial targets for the fiscal years ending December 31, 1998 and 1999, up to a maximum of $10 million in each year.

     As a result of the Sea Mar Acquisition, the Company now operates a diversified fleet of 23 offshore support vessels in the Gulf of Mexico. In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $77.6 million, net of deposits. These new vessels are scheduled to be delivered between early 1999 and late 2000. The Company anticipates that the expenditures for these vessels will be financed by internally generated funds and borrowings under the Credit Agreement as needed.

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

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company generated net income of $5.4 million in the third quarter of 1998, compared with $8.4 million in the third quarter of 1997. The average price of crude oil was approximately 28% lower in the third quarter of 1998 than in the third quarter of 1997, and average domestic natural gas prices decreased approximately 19% comparing the same periods. Lower crude oil and natural gas prices were the primary influence for the decline in results from the Company's domestic operations, particularly from its domestic land well-servicing rig fleet and offshore rigs located in the Gulf of Mexico. This decrease was partially offset by (i) the inclusion of results from offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "- 1998 Acquisition"),
(ii) the inclusion of results from Rig 8, a recently upgraded drilling rig in Alaska which commenced a five-year contract in February 1998, and (iii) the inclusion of results from newly constructed Rig 16 which was placed in service in the Gulf of Mexico in February 1998. Rig hours for the Company's domestic onshore operation were 18% lower in the third quarter of 1998 than in the corresponding quarter of 1997 despite the inclusion of rig hours from land well-servicing rigs acquired in the October 1997 Trey acquisition (see "- 1997 Acquisitions - Trey"). The Company's offshore rig fleet in the Gulf of Mexico experienced utilization of 55% in the third quarter of 1998, compared to 84% in the comparable period of 1997, but average rig rates were 4% higher in the 1998 period. Results from the Company's international operations improved due to (i) higher revenues for Rig 453, a platform drilling rig located in Australia which was recently converted from a platform workover rig, (ii) higher earnings attributable to Pool Arabia, Ltd. ("Pool Arabia"), the Company's Saudi Arabia affiliate, and (iii) higher land drilling activity in Ecuador.

     Revenues. Revenues were $115.2 million in the third quarter of 1998, a 3% decrease from revenues of $118.6 million in the third quarter of 1997. This decrease was attributable to (i) lower activity for the Company's land well-servicing rigs located in Texas, New Mexico and California and offshore rigs located in the Gulf of Mexico in response to lower crude oil and natural gas prices, (ii) reduced land drilling activity in Guatemala and Pakistan, and
(iii) lower revenues from wholly-owned operations in the Middle East resulting from the transfer of a land drilling rig to Saudi Arabia, where it is being leased to Pool Arabia. In addition, the Company's revenues in the third quarter of 1998 did not include revenues related to PIASA, the Company's Argentina affiliate, as a result of a change in the Company's method of accounting for its 51% investment in PIASA to the equity method, compared to the inclusion of $4.3 million of revenues for PIASA in the third quarter of 1997 (see Note 2 to the Condensed Consolidated Financial Statements and "- Earnings Attributable to Unconsolidated Affiliates"). These revenue decreases were partially offset by
(i) the inclusion of revenues from offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "- 1998 Acquisition"), (ii) the inclusion of revenues from rigs acquired in the Trey acquisition (see "- 1997 Acquisitions
- Trey"), (iii) higher revenues associated with Rig 453 in Australia, (iv) higher land drilling activity in Ecuador, (v) the inclusion of revenues from recently upgraded Rig 8 in Alaska, and (vi) the inclusion of revenues from Rig 16, a newly constructed platform drilling rig located in the Gulf of Mexico.

     Domestic onshore well-servicing and production services revenues decreased $7.7 million or 11% in the third quarter of 1998 from the corresponding quarter of 1997, chiefly as a result of the reduced activity levels. Domestic onshore well-servicing rig utilization was 44% in the third quarter of 1998, compared to 57% in the third quarter of 1997. Domestic onshore well-servicing rig hours decreased from approximately 326,000 hours in the third quarter of 1997 to approximately 268,000 in the third quarter of 1998. Gulf of Mexico offshore workover and drilling revenues decreased $6.1 million or 27%, Alaska operations revenues decreased $0.3 million or 4%, and international operations revenues decreased $3.2 million or 16% (however, excluding the $4.3 million of revenues from PIASA in the third quarter of 1997, international operations revenues increased $1.1 million or 7%), compared to the third quarter of 1997. Revenues from Sea Mar's fleet of offshore support vessels were $13.9 million in the third quarter of 1998.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.6 million in the third quarter of 1998, compared to $0.6 million in the third quarter of 1997. Earnings attributable to Pool Arabia increased $1.2 million from the third quarter of 1997 to $1.9 million in the third quarter of 1998, primarily due to income earned from Pool Arabia's operation of two rigs leased from the Company. The loss attributable to the Company's 51% interest in PIASA was $0.2 million in the third quarter of 1998. Prior to 1998, for financial reporting purposes, 100% of the assets, liabilities, results of operations and cash flows of PIASA were consolidated with those of the Company. The minority shareholder's interest in PIASA and the earnings or losses therefrom were reflected as "minority interest" in the Company's financial statements. Beginning in 1998, as a result of an accounting change due to the adoption of EITF 96-16, PIASA no longer qualifies for full consolidation and is now accounted for by the equity method (see Note 2 to the Condensed Consolidated Financial Statements).

     Costs and Expenses. The Company's costs and expenses were $103.5 million in the third quarter of 1998, a 3% decrease compared to costs and expenses of $106.8 million in the corresponding quarter of 1997. In addition, operating expenses declined to 68% of revenues in the third quarter of 1998 from 74% of revenues in the third quarter of 1997; the improvement in operating margins was primarily attributable to rate increases for the Company's offshore rig fleet and the inclusion of results from offshore support vessels acquired in the Sea Mar Acquisition. The decrease in total costs and expenses was primarily due to decreased costs and expenses for the Company's domestic land well-servicing rigs and offshore rigs located in the Gulf of Mexico due to reduced activity levels. In addition, the Company's costs and expenses in the third quarter of 1997 included $4.7 million of costs and expenses related to PIASA (see "- Earnings Attributable to Unconsolidated Affiliates"). The decrease was partly offset by the inclusion of costs and expenses related to operating offshore support vessels acquired in March 1998 and land well-servicing rigs acquired in the Trey acquisition.

     Other Income - Net. Other income - net was $1.9 million lower in the third quarter of 1998 than in the corresponding quarter of 1997, primarily due to lower gains on dispositions of equipment in 1998 and a $0.9 million pre-tax gain from an insurance settlement in the third quarter of 1997.

     Interest Expense. Interest expense was $3.3 million higher in the third quarter of 1998 than in the corresponding quarter of 1997, primarily due to interest expense related to the $150 million Notes issued in March 1998 and increased borrowings under the Credit Agreement. These increases were partially offset by a reduction in interest expense due to certain term loans being paid off in October 1997 with borrowings under the Credit Agreement and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of Golden Pacific Corp.

     Income Taxes. The Company recorded income tax expense of $4.2 million on income before income taxes of $9.5 million in the third quarter of 1998, compared to income tax expense of $5.6 million on income before income taxes and minority interest of $13.9 million in the third quarter of 1997. The decrease in income tax expense in the third quarter of 1998, compared to the third quarter of 1997, was primarily due to a decrease in pre-tax income in the third quarter of 1998, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     The Company generated net income of $20.4 million in the first nine months of 1998, compared with $18.1 million in the first nine months of 1997. Results from the Company's domestic operations improved primarily due to (i) inclusion of results from offshore support vessels acquired in the March 1998 acquisition of Sea Mar, (ii) higher land drilling and labor contract activity in Alaska, including operation of the recently upgraded Rig 8, (iii) increased rates for the Company's jackup workover rigs in the Gulf of Mexico, and (iv) the inclusion of results for newly constructed platform drilling Rig 16 which was placed in service in the Gulf of Mexico in February 1998. However, results from the Company's domestic land well-servicing rigs and platform drilling rigs in the Gulf of Mexico decreased due to reduced activity in response to lower crude oil and natural gas prices. Rig hours for the Company's domestic onshore operation were 2% lower in the first nine months of 1998 than in the corresponding period of 1997 despite the addition of land well-servicing rigs acquired in the June 1997 DA&S acquisition (see "- 1997 Acquisitions - DA&S") and the October 1997 Trey acquisition (see "- 1997 Acquisitions - Trey"). The Company's offshore rig fleet in the Gulf of Mexico experienced utilization of 63% in the first nine months of 1998, compared to 77% in the comparable period of 1997, but average rates for these rigs were 19% higher in the 1998 period. Results from the Company's international operations improved due to (i) higher revenues for Rig 453, a platform drilling rig located in Australia which was recently converted from a platform workover rig, (ii) lower operating expenses in Australia, (iii) higher earnings attributable to Pool Arabia and (iv) increased land drilling rig activity in Ecuador.

     Revenues. Revenues were $360.9 million in the first nine months of 1998, a 10% increase over revenues of $326.8 million in the first nine months of 1997. This increase was attributable to (i) the inclusion of revenues from offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "- 1998 Acquisition"), (ii) the inclusion of revenues from rigs acquired in the October 1997 Trey acquisition and June 1997 DA&S acquisition (see "- 1997 Acquisitions"), (iii) increased rates for the Company's domestic onshore well-servicing rigs and production services fleet, (iv) higher land drilling activity in Alaska, including operation of the recently upgraded Rig 8, (v) increased rates for the Company's jackup workover rigs in the Gulf of Mexico and the inclusion of revenues from newly constructed platform drilling Rig 16, (vi) higher revenues associated with Rig 453 in Australia, and (vii) increased land drilling activity in Ecuador. These revenue increases were offset partly by lower revenues from wholly-owned operations in the Middle East due to the transfer of a land drilling rig to Saudi Arabia where it is being leased to Pool Arabia, reduced platform workover rig activity in the Gulf of Mexico and lower overall utilization of the Company's land well-servicing rigs located in Texas, New Mexico and California due to reduced activity in response to lower crude oil prices. In addition, the Company's revenues in the first nine months of 1998 did not include revenues related to PIASA as a result of a change in the Company's method of accounting for its 51% investment in such entity to the equity method, compared to the inclusion of $13.2 million of revenues from PIASA in the first nine months of 1997 (see Note 2 to the Condensed Consolidated Financial Statements and "- Earnings Attributable to Unconsolidated Affiliates").

     Domestic onshore well-servicing and production services revenues increased $10.5 million or 5% in the first nine months of 1998 from the corresponding period of 1997, chiefly as a result of the addition of revenues from the rigs acquired in the Trey and DA&S acquisitions and increased rates for the Company's domestic onshore well-servicing rigs and production services fleet, which more than offset the effect of overall reduced activity levels in response to lower crude oil and natural gas prices. Domestic onshore rig utilization was 49% in the first nine months of 1998, compared to 56% in the first nine months of 1997. Domestic onshore well-servicing rig hours decreased from approximately 914,000 in the first nine months of 1997 to approximately 896,000 in the first nine months of 1998. Gulf of Mexico offshore workover and drilling revenues increased $0.9 million or 2%, Alaska operations revenues increased $6.7 million or 36%, and international operations revenues decreased $11.7 million or 21% (however, excluding the $13.2 million of revenues from PIASA in the first nine months of 1997, international operations revenues increased $1.4 million or 3%), compared to the first nine months of 1997. Revenues from Sea Mar's fleet of offshore support vessels for the period from March 31, 1998 (date of acquisition) through September 30, 1998 were $27.7 million.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $2.8 million in the first nine months of 1998, compared to $2.3 million in the first nine months of 1997. Earnings attributable to Pool Arabia increased $2.0 million from the first nine months of 1997 to $4.3 million for the nine months ended September 30, 1998, primarily due to income earned from Pool Arabia's operation of two rigs leased from the Company. The loss attributable to PIASA was $1.5 million in the first nine months of 1998. Effective January 1, 1998, the Company adopted EITF 96-16 and changed its method of accounting for PIASA to the equity method since PIASA no longer qualified for full consolidation (see Note 2 to the Condensed Consolidated Financial Statements).

     Costs and Expenses. The Company's costs and expenses were $319.7 million in the first nine months of 1998, a 6% increase compared to costs and expenses of $301.1 million in the corresponding period of 1997. However, operating expenses declined to 69% of revenues in the first nine months of 1998 from 75% of revenues in the first nine months of 1997; the improvement in operating margins was primarily attributable to rate increases for the Company's offshore rig fleet and domestic onshore well-servicing rigs and production services fleet and the inclusion of results from offshore support vessels acquired in the Sea Mar Acquisition. The increase in total costs and expenses was primarily due to the inclusion of costs and expenses related to operating offshore support vessels acquired in March 1998 and land well-servicing rigs acquired in the DA&S and Trey acquisitions and additional costs and expenses associated with increased land drilling and labor contract activity in Alaska. The increase was partly offset by decreased costs and expenses in the Middle East due to the transfer of a land drilling rig to Saudi Arabia where it is being leased to Pool Arabia and lower operating expenses in Australia where the weakened Australian dollar resulted in reduced local expenses. In addition, the Company's costs and expenses in the first nine months of 1997 included
$13.4 million of costs and expenses related to PIASA (see "Earnings
Attributable to Unconsolidated Affiliates").

     Other Income - Net. Other income - net was $3.2 million lower in the first nine months of 1998 than in the corresponding period of 1997, primarily due to lower gains on dispositions of equipment in 1998 and $1.9 million in pre-tax gains from insurance settlements in the first nine months of 1997.

     Interest Expense. Interest expense was $7.8 million higher in the first nine months of 1998 than in the corresponding period of 1997, primarily due to
(i) interest expense related to the $150 million Notes issued in March 1998,
(ii) increased borrowings under the Credit Agreement, and (iii) the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997. These increases were partially offset by a reduction in interest expense due to certain term loans being paid off in October 1997 with borrowings under the Credit Agreement and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of Golden Pacific Corp.

     Income Taxes. The Company recorded income tax expense of $14.3 million on income before income taxes of $34.7 million in the first nine months of 1998, compared to income tax expense of $11.7 million on income before income taxes and minority interest of $29.8 million in the first nine months of 1997. The increase in income tax expense in the first nine months of 1998, compared to the same period in 1997, was primarily due to an increase in pre-tax income in the first nine months of 1998, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $24.7 million at September 30, 1998 compared to $19.0 million at December 31, 1997. Working capital was $50.3 million and $59.1 million at September 30, 1998 and December 31, 1997, respectively. The Company used a net $136.3 million for investing activities in the first nine months of 1998, primarily for capital expenditures of $70.7 million, $65.2 million, net of cash acquired, for the purchase of Sea Mar and $2.0 million for drydockings of offshore support vessels, offset by $1.6 million of proceeds from dispositions of equipment. The Company used a net $25.5 million for investing activities in the first nine months of 1997, primarily for capital expenditures of $33.0 million. Cash used for investing activities for this period also included $0.4 million, net of cash acquired, for the purchase of DA&S, offset by $6.6 million of proceeds from dispositions of equipment and the return of $1.0 million of cash that had been placed in escrow as collateral in connection with a sale and leaseback arrangement.

     Long-Term Debt. In March 1998, simultaneously with the issuance of the Notes and the closing of the Sea Mar Acquisition, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At September 30, 1998 the Company had drawn $15.0 million in cash under the Credit Agreement, and an additional $10.5 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the GPC Acquisition.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, per the terms of the Credit Agreement, the applicable Eurodollar margin through September 1998 could not be less than 1.50%. Based upon the Company's leverage ratio at September 30, 1998, the applicable Eurodollar margin would be 1.00% for borrowings during the fourth quarter of 1998. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

     On March 31, 1998, the Company issued 8 5/8% Notes in the aggregate principal amount of $150 million (see Note 4 to the Condensed Consolidated Financial Statements and "- Notes Offering").

     During the first nine months of 1998, the Company made payments of $90.8 million to reduce the borrowings under the Credit Agreement, repaid Sea Mar's existing debt of $15.7 million and made $1.1 million of principal payments on long-term debt. During the first nine months of 1997, the Company made scheduled principal payments of $8.8 million on long-term debt.

     Capital Expenditures. The Company anticipates that 1998 capital expenditures, excluding business acquisitions, will consist of (i) approximately $44 million for additions and improvements to its existing rig and offshore support vessel fleet, (ii) approximately $15 million toward the upgrade of an Arctic land drilling rig, (iii) approximately $14 million toward the construction of a new Arctic land drilling rig, (iv) approximately $6.4 million for the purchase, upgrade and mobilization of a land drilling rig for operation in Oman, (v) approximately $4.5 million for the electrification and upgrade of a platform rig located in the Gulf of Mexico, and (vi) $2.3 million for the purchase of two jack-up workover rigs located in the Gulf of Mexico that the Company currently leases and has the option to purchase.

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

MARKET OUTLOOK

     Historically, the demand for the Company's services has had a strong correlation with the fluctuations in oil and natural gas prices. During the past twelve months, crude oil prices have decreased from an average of approximately $19.79 per barrel in September of 1997 to an average of approximately $15.03 per barrel in September of 1998, and prices for domestic natural gas have also declined during this twelve month period. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and the potential for lower worldwide demand due to the impact of the economic downturn in Southeast Asia. As a result, the Company is experiencing lower utilization and rates in the Gulf of Mexico, as well as a reduced demand for its domestic onshore well-servicing services. The Company expects that these reductions may be partially offset by increased activity from its Alaska operations as two rigs, one significantly upgraded and one newly built, commence operations under three-year contracts in December 1998 and February 1999, respectively. Even though the Company is experiencing a profitable 1998, in terms of earnings and earnings per share, continued low oil prices may continue to negatively affect the Company's operating performance. In order to minimize the effects of such low oil prices, the Company is reviewing the cost structure within each of its operating units to assure that it is appropriate given current market conditions. Despite the current low oil prices and the resulting softening market conditions, the Company remains optimistic about its long-term outlook and believes that market conditions in the industry should improve over the long term as demand and supply become more in balance.

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

IMPACT OF THE YEAR 2000 ISSUE

     Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process date-sensitive information beyond the year 2000. This situation, which is not uncommon, is frequently referred to as the Year 2000 issue and can cause a temporary disruption of the ordinary course of business. The Company has developed a plan to address its exposure to the impact of the

Year 2000 issue. An assessment of the critical financial and operational systems has been made and the remediation of these systems is approximately 50% complete. The testing phase of the critical systems has begun, and these systems are expected to be Year 2000 compliant by the end of the first quarter of 1999. The inventory and assessment of the smaller less critical financial and operational systems, many located internationally, have been completed. The modification of several of these smaller systems has been accomplished, and the testing of these systems is expected to occur in the last quarter of 1998. For the remaining small systems, modifications or replacements are in process, and a target date of March 1999 has been set for completion, with testing of these systems to follow. The assessment of systems embedded in the Company's buildings, equipment and other infrastructures is in process and is expected to be complete by the end of 1998. To date, there has been no discovery of a non-compliant embedded system. As of September 30, 1998, the Company has spent approximately $0.2 million on its Year 2000 initiatives, primarily for incremental software purchases and outside consulting. The Company expects the incremental cost of full implementation of its Year 2000 plan to be approximately $0.6 million.

     The Company has formally communicated with the suppliers, customers and financial institutions that it considers to be material third parties and is evaluating its risks related to the failure of such third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. Risk assessment and contingency plans related to these third parties are expected to be complete by March 1999.

     Contingency plans to protect the Company from Year 2000-related interruptions are being developed and are expected to be complete by March 1999.


     The dates on which the Company plans to become Year 2000 compliant and the costs associated with the related modifications are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these time or cost estimates will be achieved, and the actual results could be materially different. Although the Company expects to be Year 2000 compliant by mid-1999 and believes that in a "most reasonably likely worst case scenario" it will not be materially impacted by any third party non-compliance, failure by the Company or by material third parties to fully implement appropriate Year 2000 plans could have a material adverse effect on the Company's results of operations. Adverse effects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

FORWARD-LOOKING INFORMATION

     The statements included in this report on Form 10-Q regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. In connection with such statements, it should be noted that the Company's operations and financial results are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, the ability of the Company to integrate newly acquired operations, the success of the Company and material third party business partners or suppliers in implementing their Year 2000 compliance plans and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those stated.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                            DOCUMENT
-----------                            --------

10.1(*) - Form of Indemnification Agreement between the Company and each of its Directors

27.1(*) - Financial Data Schedule for the Nine Months Ended September 30, 1998

27.2(*) - Restated Financial Data Schedule for the Nine Months Ended September
          30, 1997

--------
(*)  Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               POOL ENERGY SERVICES CO.
                                                     (Registrant)


          NOVEMBER 12, 1998                       /s/ E. J. SPILLARD
   -------------------------------     ---------------------------------------
               (Date)                               E. J. Spillard
                                            Senior Vice President, Finance
                                             (principal financial officer)


          NOVEMBER 12, 1998                        /s/ B. G. GORDON
   -------------------------------     ---------------------------------------
               (Date)                                B. G. Gordon
                                                      Controller
                                            (principal accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                            DOCUMENT
-----------                            --------

10.1(*) - Form of Indemnification Agreement between the Company and each of its Directors

27.1(*) - Financial Data Schedule for the Nine Months Ended September 30, 1998

27.2(*) - Restated Financial Data Schedule for the Nine Months Ended September
          30, 1997

--------
(*)  Filed herewith