Form 10-K
period 1998-12-31
POOL ENERGY SERVICES CO
filed 1999-03-15
CIK 842815

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's common stock outstanding on February 1, 1999 was 21,130,897.

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 1, 1999 based on the closing price on the Nasdaq National Market on that date was approximately $198,021,646.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement with respect to the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

================================================================================

                            POOL ENERGY SERVICES CO.

                          INDEX TO REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                   PAGE
                                                                                   ----

                                     PART I
Item 1.   Business ..............................................................    3
Item 2.   Properties ............................................................   12
Item 3.   Legal Proceedings .....................................................   14
Item 4.   Submission of Matters to a Vote of Security Holders ...................   14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters .   15
Item 6.   Selected Financial Data ...............................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations ...............................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ............   30
Item 8.   Financial Statements and Supplementary Data ...........................   31
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ................................................   77

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ....................   77
Item 11.  Executive Compensation ................................................   77
Item 12.  Security Ownership of Certain Beneficial Owners and Management ........   77
Item 13.  Certain Relationships and Related Transactions ........................   77

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .......   77

                                     PART I


ITEM 1. BUSINESS

     Pool Energy Services Co. (the "Company") is a diversified energy services company principally engaged in providing well-servicing, workover and drilling rig services and related transportation services on land and offshore in the U.S. and selected international markets. The Company performs the ongoing maintenance and major overhauls necessary to optimize the level of production from existing oil and natural gas wells and provides certain ancillary services during the drilling and completion of new oil and natural gas wells. The Company also provides contract drilling services in Alaska, the Gulf of Mexico, certain international locations and on occasion in the lower forty-eight states. Typically, the Company provides a well-servicing, workover or drilling rig, the crew to operate the rig and such other specialized equipment as may be needed to meet a customer's requirements. In addition, the Company owns a fleet of offshore support vessels that provides marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities.

     As of December 31, 1998, the Company's worldwide fleet included 783 land well-servicing/workover rigs, 29 land drilling rigs and 27 offshore rigs (14 platform workover rigs, six platform drilling rigs and seven jack-up rigs). The Company also owns or leases and operates 337 fluid hauling trucks, 971 fluid storage tanks, 15 salt water disposal wells and other auxiliary equipment used in its domestic operations. The Company also operates a fleet of 24 support vessels to complement its offshore rig fleet.

     The Company operates both domestically and internationally. In the United States, the Company operates in several oil and natural gas producing states, with specific concentration onshore in Texas, California, Oklahoma, New Mexico, North Dakota, Montana, Utah and Alaska, and offshore in the Gulf of Mexico, offshore California and in the Cook Inlet of Alaska. International markets where the Company has an established presence include land operations in Argentina, Ecuador, Guatemala, Oman, Pakistan and Saudi Arabia and offshore operations in Australia, Malaysia and Saudi Arabia.

     The Company, formed in 1988, made an initial public offering in 1990 in order to acquire Pool Company, which was founded in 1948. As used in this document, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiaries and its unconsolidated affiliates.

                                BUSINESS STRATEGY

     The Company has growth strategies designed to further strengthen its competitive position and market share in the oilfield services industry in order to achieve growth in revenues, earnings and EBITDA (earnings before interest, income taxes, depreciation and amortization, and minority interest). Key components of these strategies include: (i) pursuing expansion opportunities in existing core market areas through acquisitions that result in consolidation cost savings; (ii) upgrading and enhancing the capabilities of the Company's existing fleet and specialized rig equipment to operate in markets with high levels of activity and strong pricing fundamentals; (iii) entering new foreign markets that offer significant development and production activity; and (iv) offering additional services and equipment that complement the Company's businesses in its existing locations.

                                SUBSEQUENT EVENT

     On January 10, 1999, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") between the Company, Nabors Industries, Inc. ("Nabors") and Starry Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Nabors ("Merger Sub"). The Merger Agreement provides, subject to certain conditions set forth therein, that Merger Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of common stock, without par value, of the Company (the "Pool Common Stock") issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of its subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of common stock, par value $.10 per share, of Nabors (the "Nabors Common Stock"). The closing of the Merger is subject to certain conditions, including, among other things, approval by the holders of at least two-thirds of the Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close in the second quarter of 1999.

                        MAJOR DEVELOPMENTS DURING 1998

     On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, Inc. ("Sea Mar"), a privately owned Louisiana-based offshore support vessel company with a fleet of 23 vessels operating primarily in the Gulf of Mexico, for approximately $76.0 million in cash and 1,538,462 shares of the Company's common stock. See Note 5 of Notes to Consolidated Financial Statements.

     On March 31, 1998, the Company issued 8 5/8% Senior Subordinated Notes Due 2008, Series A in the aggregate principal amount of $150 million. The net proceeds from the sale of such notes were used to fund the cash portion of the purchase price for Sea Mar, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement"). See Note 7 of Notes to Consolidated Financial Statements.

                        DESCRIPTION OF SERVICES PROVIDED

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

CONTRACT DRILLING SERVICES

     The Company provides contract drilling services to oil and natural gas operators in all the markets in which it operates, except that the amount of such services it provides onshore in the lower forty-eight states is minimal. Workover rigs can be used for drilling, although specialized drilling rigs are typically used for such operations. The Company also provides specialized accessory equipment, including pumps, rotary drilling equipment, top drive units, trucks, camps and cranes. Several of the Company's land drilling rigs are equipped for self-sustained operations in remote areas in Alaska and certain overseas locations.

OFFSHORE SERVICES

     The Company generally utilizes its offshore jackup and platform rigs to service wells located on platforms. Platform rigs consist of well-servicing and/or drilling equipment and machinery arranged in modular packages which are transported to and assembled and installed on fixed offshore platforms owned by the customer. Fixed offshore platforms are steel tower-like structures that stand on the ocean floor, with the top portion, which is above the water level, forming the foundation upon which the platform rig is placed. Certain of the Company's heavy platform rigs are capable of operating at well depths of as much as 18,000 feet or more, and several of the Company's platform rigs are specifically designed for drilling. The Company is performing an increasing amount of drilling and horizontal re-entry services utilizing portable top drives, enhanced pumps and solids control equipment for drilling fluids. Jackup rigs are mobile, self-elevating platforms equipped with legs that can be lowered to the ocean floor until a foundation is established to support the hull, which contains the drilling and/or workover equipment, jacking system, crew quarters, loading and unloading facilities, storage areas for bulk and liquid materials, helicopter landing deck and other related equipment. The rig legs may operate independently or have a mat attached to the lower portion of the legs in order to provide a more stable foundation in soft bottom areas. All of the Company's jackup rigs are cantilever design - a feature that permits the drilling platform to be extended out from the hull, allowing it to perform drilling or workover operations over fixed platforms.

     The Company's fleet of offshore support vessels provides marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. In addition, the Company provides offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations.

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


                BUSINESS BY OPERATING SEGMENT AND GEOGRAPHIC AREA

     Financial data by operating segment and geographic area for the three years ended December 31, 1998 are presented in Note 12 of Notes to Consolidated Financial Statements.


                          BUSINESS BY OPERATING SEGMENT

     The Company operates in only one business segment - the oilfield services industry. Within that segment, the Company conducts business in the following distinct markets or operating segments: domestic onshore well-servicing and production services, Gulf of Mexico offshore workover/drilling, offshore support vessel operations, international workover/drilling and related services and Alaska onshore and offshore workover/ drilling.

DOMESTIC ONSHORE

     The Company's domestic onshore operation, which provides well-servicing, workover and production services, has locations in many of the major oil and natural gas producing fields in the lower forty-eight states. This operation currently provides services in eleven states and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division. The Company's domestic onshore operation has 750 well-servicing rigs, of which 335 are located in Texas, 264 in California, 53 in Oklahoma, 38 in New Mexico, 35 in North Dakota, and 25 in Montana, Arkansas, Utah and Louisiana. During the year ended December 31, 1998, approximately 45% of the Company's domestic onshore rig hours were related to well-servicing/maintenance with the balance related to workover, completion and plugging operations.

     In general, well-servicing rigs are provided to customers on a call-out basis. The Company is paid an hourly rate and work is generally performed five days a week during daylight hours.

     The Company's domestic onshore operation also provides production services consisting chiefly of fluid hauling and fluid storage tank rental. The production services assets, located primarily in Texas, consist of 337 fluid hauling trucks and 15 salt water disposal wells, which are utilized for the transportation and disposal of drilling and used completion fluids and salt water produced from operating wells, and 971 fluid storage tanks, which are utilized for the storage of fluids used in the fracturing of producing zones during the completion or workover of wells.

GULF OF MEXICO OFFSHORE

     Offshore in the Gulf of Mexico, the Company provides workover, well-servicing, completion and drilling services with its fleet of 15 platform rigs and six jackup rigs. The Company also provides crews to oil and natural gas well operators under labor contracts. During the year ended December 31, 1998, approximately 67% of the Company's Gulf of Mexico offshore rig hours were related to workover, well-servicing and completion operations with the balance related to contract drilling. Offshore operations are normally conducted 24 hours a day, seven days a week, under a term contract that is either for a specific period of time or until a program of work is completed. The Company is paid on a daily rate basis for its services.

OFFSHORE SUPPORT VESSELS

     The Company's offshore support vessels, which operate primarily in the Gulf of Mexico, provide marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. The Company also provides offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations. The Company has 24 support vessels, including one anchor handling tug supply vessel, 14 supply vessels, seven mini-supply vessels and two research vessels. In addition, one supply vessel, that was previously being constructed, was delivered to the Company in January 1999. Offshore support vessel operations are conducted throughout the year 24 hours a day, seven days a week, under vessel charters, which may range from several days to several years. Some reduction in vessel utilization and charter rates may be experienced during winter months due to seasonal declines in offshore activities. The Company is paid on a daily rate basis for vessel charters.

INTERNATIONAL

     Internationally, the Company provides workover, well-servicing and drilling services, both onshore and offshore, with specialized rigs designed and fabricated to meet various types of operating conditions. During 1998, the Company operated in nine foreign countries. The Company has 61 rigs in foreign locations, of which 28 are located in the Middle East, principally in Saudi Arabia, 30 in South America, principally in Argentina, two in Australia and one in Malaysia. Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a customer's program is completed. The Company is paid on a daily rate basis for its services. The Company currently conducts a part of its foreign operations through unconsolidated joint venture companies in each of which it has approximately a 50% participation. The principal joint venture operations are conducted in Saudi Arabia (Pool Arabia, Ltd.) and in Argentina (Pool International Argentina S.A.). The Company uses the equity method to account for its unconsolidated affiliates. See Note 10 of Notes to Consolidated Financial Statements.

ALASKA

     In Alaska, the Company provides drilling, and on occasion workover services, with its fleet of five specialized Arctic land rigs and one offshore platform rig. The Company also provides crews to oil and natural gas well operators in Alaska under labor contracts. The Company's services are principally provided onshore on the North Slope and offshore in the Cook Inlet. Rig operations are normally conducted 24 hours a day, seven days a week, under a term contract that is for a specific period of time or until a program is completed. The Company is paid on a daily rate basis for its services.


                                    EMPLOYEES

     At December 31, 1998, the Company had 5,422 employees, of whom 860 were employed by unconsolidated affiliates. Approximately 135 employees in Argentina and 60 employees in Australia are represented by collective bargaining units. Management believes that the Company's relationship with its employees is excellent.

                                  OTHER MATTERS

RISKS INHERENT IN INTERNATIONAL OPERATIONS

     The Company's foreign operations are subject to various risks associated with doing business in foreign countries, such as the possibility of armed conflict and civil disturbance, political instability, the instability of foreign economics, currency fluctuations and devaluations, adverse tax policies and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights or the expropriation of property. Additionally, the ability of the Company to compete in foreign countries may be adversely affected by foreign governmental regulations that encourage or mandate the hiring of local contractors, or by regulations that require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.

     The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities are routinely examined by foreign tax authorities and such examinations may result in assessments of additional taxes and/or penalties.

SUBSTANTIAL LEVERAGE

     As of December 31, 1998, the Company had approximately $172.8 million in long-term indebtedness, net of current portion. The level of the Company's indebtedness will have several important effects on the Company's future operations, including among others, (i) a significant portion of the Company's cash flow from operations will be dedicated to debt service and will not be available for other purposes, (ii) certain of the Company's indebtedness contains financial and other restrictive covenants which, if breached, could result in an event of default under such indebtedness, (iii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions, and other purposes may be limited, (iv) the Company's borrowings under the Credit Agreement are and will continue to be at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates, and (v) the Company's level of indebtedness could limit its flexibility in planning for and reacting to, and make it more vulnerable to, competitive pressures and changes in industry and economic conditions generally. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future operating performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors, many of which are beyond its control.

ENVIRONMENTAL REGULATION AND CLAIMS AND OTHER GOVERNMENTAL REGULATION

     The Company's well-servicing, workover and production services operations routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. The Company's operations and facilities are subject to numerous state and federal environmental laws, rules and regulations, including, without limitation, laws concerning the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of underground storage tanks and the use of underground injection wells. The Company's offshore support vessel operations also are subject to federal, state and local laws and regulations which control the discharge of pollutants into the environment and which otherwise relate to environmental protection. Other laws regulate the activities of offshore service vessels, require vessel owners and operators to demonstrate financial and operational responsibility and provide for certain limitations on the liability of vessel owners and operators. Failure to comply with these laws, rules and regulations may result in civil and even criminal actions against the Company.

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

     Laws protecting the environment generally have become more stringent than in the past and are expected to continue to do so. Environmental laws and regulations typically impose "strict liability," which means that in some situations the Company could be exposed to liability for cleanup costs, natural resource damages and other damages as a result of conduct of the Company that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition. From time to time, claims have been made and litigation has been brought against the Company under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on the Company's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future.

     Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as Superfund, and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. Under CERCLA, such persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Company has been notified of its possible responsibility with respect to the cleanup of a federal national priority list ("NPL") site and a state abandoned site, which were formerly operated by parties unrelated to the Company as oilfield waste disposal facilities. In addition, the Company was named as a potentially responsible party with respect to the cleanup of one other site which was formerly operated by various parties unrelated to the Company as an oil refining and reclamation facility. The Company believes that its cost to clean up the site will be less than $0.1 million. Although at this time information regarding the Company's possible responsibility with respect to cleanup of the federal NPL site and the state abandoned site has not been fully developed and it is not feasible to predict such outcome with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on the Company's financial statements.

     Changes in federal and state environmental regulations may also negatively impact oil and natural gas exploration and production companies, which in turn could have a material adverse effect on the Company. For example, while the Company currently does not handle large amounts of "hazardous wastes" (which are subject to regulation under the federal Resource Conservation and Recovery Act ("RCRA")) in connection with its operations, legislation has been proposed from time to time in Congress which would reclassify oil and natural gas production wastes as RCRA hazardous wastes. If enacted, such legislation could dramatically increase operating costs for domestic oil and natural gas companies and this could reduce the market for the Company's services by making many wells and/or oilfields uneconomical to operate. To date, such legislation has not made significant progress toward enactment.

     With respect to the Company's offshore support vessel operations, the Company is affected by additional governmental regulations. Under the Merchant Marine Act of 1920, as amended, if persons other than U.S. citizens own in the aggregate in excess of 25% of the Company's outstanding stock, the Company's U.S. flagged vessels would lose the privilege of engaging in the transportation of merchandise in the U.S. coastwise trade. In addition, the Company's offshore support vessel operations are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. These regulations govern worker health and safety and the manning, construction and operation of vessels. Private industry organizations establish safety criteria and are authorized to investigate vessel accidents and recommend approved safety standards. The failure to comply with the requirements of any of these laws or the rules or regulations of these agencies and organizations could have a material adverse effect on the Company's offshore support vessel operations.

     The Oil Pollution Act of 1990, as amended ("OPA"), contains provisions specifying responsibility for removal costs and damages resulting from discharges of oil into navigable waters or onto the adjoining shorelines. Among other requirements, OPA requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the costs of cleaning up oil spills from such vessels. The Company believes it has provided satisfactory evidence of financial responsibility to the U.S. Coast Guard for all vessels over 300 tons. In addition, the Outer Continental Shelf Lands Act ("OCSLA") provides the federal government with broad discretion in regulating the leasing of offshore oil and gas production sites. Because the Company's offshore support vessel operations rely on offshore oil and gas exploration and production, if the government were to exercise its authority under OCSLA to restrict the availability of offshore oil and gas leases, such an action could have a material adverse effect on the Company's financial statements.

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

COMPETITIVE CONDITIONS

     Although the number of available rigs has materially decreased over the past ten years, the well-servicing, workover and drilling industry remains very competitive. The number of rigs continues to exceed demand, resulting in severe price competition. Many of the total available contracts are currently awarded on a bid basis, which further increases competition based on price. In all of the Company's market areas, competitive factors also include: the availability and condition of equipment to meet both special and general customer needs; the availability of trained personnel possessing the required specialized skills; the overall quality of service and safety record; and domestically, the ability to offer ancillary services such as fluid hauling, fluid storage tank rental and salt water disposal. As an enhancement to its competitive position, the Company has been able to establish strategic alliances with major customers in its domestic onshore, international and Alaska markets. Many smaller competitors may not be able to allocate the resources necessary to enter into such alliances. During 1998 and 1997, no single customer accounted for more than 10% of the Company's consolidated revenues. One customer, Shell Oil Company and its affiliates, accounted for approximately 11% of the Company's consolidated revenues during 1996.

     Certain competitors are present in more than one of the Company's markets, although no one competitor operates in all of these areas. In the domestic onshore market, the Company competes with Key Energy Services, Inc., which has approximately 1,403 well-servicing rigs and with numerous other competitors having smaller regional or local rig operations. In the Gulf of Mexico, the Company is among five principal competitors providing workover/maintenance services. The Company competes with numerous offshore support vessel operators in the Gulf of Mexico on the basis of quality of service, price, vessel suitability and availability and reputation. Internationally, the Company competes directly with various competitors at each location where it operates. In Alaska, the Company has four major competitors.


                               EXECUTIVE OFFICERS


     Set forth below are the names, ages, position and descriptions of the backgrounds of the executive officers of the Company and their principal occupations for at least the past five years. Officers are elected annually following the Annual Meeting of Shareholders and serve one-year terms or until their successors are elected and qualified to serve.

     JAMES T. JONGEBLOED, 57. Mr. Jongebloed has been Chairman of the Board of Directors since 1994 and President and Chief Executive Officer of the Company since 1990. He was President and Chief Operating Officer from 1989 to 1990 and was in various executive positions with the Company since 1978.

     RONALD G. HALE, 50. Mr. Hale has been Group Vice President - International Operations since 1989 and was in various management and executive positions with the Company since 1978.

     ERNEST J. SPILLARD, 59. Mr. Spillard has been Senior Vice President, Finance of the Company since 1987 and was in various management and executive positions with the Company since 1979.

     G. GEOFFREY ARMS, 55. Mr. Arms has been Vice President and General Counsel of the Company since 1985 and has been Corporate Secretary since 1990.

     LOUIS E. DUPRE, 52. Mr. Dupre has been Vice President, Human Resources of the Company since 1994, and was the Company's Controller from 1986 to 1994.

ITEM 2. PROPERTIES


                         RIG, VESSEL AND EQUIPMENT FLEET

     The following table sets forth the type, number and location of the domestic onshore equipment operated by the Company (excluding Alaska) as of December 31, 1998:

                                                                   WELL-        FLUID        FLUID      SALT WATER
                                                                  SERVICING    HAULING      STORAGE      DISPOSAL
                                                                    RIGS       TRUCKS        TANKS         WELLS
                                                                  --------     --------     --------     --------
Central Division:
  Western District (west Texas and New Mexico) ..............          223          115          339            8
  Eastern District (central and east Texas and Louisiana) ...           34           54          158            2
  Southwest Texas District ..................................           54           85          293            2
  South Texas District ......................................           46           69          154            1
  Rocky Mountain District (North Dakota, Montana and Utah) ..           51            1           --           --
  Oklahoma District (north Texas, Arkansas and Oklahoma) ....           78           13           27            2
                                                                  --------     --------     --------     --------
                                                                       486          337          971           15
                                                                  --------     --------     --------     --------
California Division:
  Northern District .........................................          186           --           --           --
  Southern District .........................................           78           --           --           --
                                                                  --------     --------     --------     --------
                                                                       264           --           --           --
                                                                  --------     --------     --------     --------
    Total ...................................................          750          337          971           15
                                                                  ========     ========     ========     ========

     The following table sets forth the type, number and location of the Alaska, Gulf of Mexico, California offshore and international rigs owned by the Company and its unconsolidated affiliates as of December 31, 1998:

                                         LAND                      PLATFORM                      JACKUP
                                -----------------------     -----------------------     -----------------------
                                 DRILLING     WORKOVER      DRILLING      WORKOVER      DRILLING       WORKOVER       TOTAL
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------
Alaska ....................             4             1             1            --            --            --             6
Gulf of Mexico ............            --            --             3            12            --             6            21
California Offshore .......            --            --            --             1            --            --             1

International:
  Saudi Arabia ............             8            11            --            --             1            --            20
  Oman ....................             2             3            --            --            --            --             5
  Pakistan ................             1             2            --            --            --            --             3
  Ecuador .................             4             5            --            --            --            --             9
  Argentina ...............             9            11            --            --            --            --            20
  Guatemala ...............             1            --            --            --            --            --             1
  Malaysia ................            --            --            --             1            --            --             1
  Australia ...............            --            --             2            --            --            --             2
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Total International ...            25            32             2             1             1            --            61
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Total .................            29            33             6            14             1             6            89
                                =========     =========     =========     =========     =========     =========     =========

     The following table sets forth the type, number and description of the offshore support vessel fleet located in the Gulf of Mexico as of December 31, 1998. The table excludes the additional ten, 200 foot supply vessels, currently under construction.

                                      NUMBER OF
         VESSEL TYPE                   VESSELS                               DESCRIPTION
------------------------------------  ----------     -----------------------------------------------------------------------
Anchor handling tug supply .........      1          Used to tow rigs to offshore locations and position anchors of floating drilling rigs and pipelaying vessels. The vessel is 200 feet long with
                                                     6,140 horsepower and could be converted to a larger supply vessel if market conditions warranted.

Supply .............................     14          Used as the primary freight-carrying vessel for drill pipe, tubing, casing, drilling mud and other equipment to drilling rigs and production platforms.
                                                     One vessel is bareboat chartered. Lengths range from 166 to 220 feet.

Mini-Supply ........................      7          Used primarily in support of well service and production operations, such as moving offshore pipe, fluids and equipment for offshore workovers.
                                                     Lengths range from 130 to 150 feet.

Research ...........................      2          Used to carry equipment and personnel necessary to perform offshore seismic surveys. Lengths range from 150 to 175 feet, with the larger of the two vessels being a dedicated remotely operated vehicle ("ROV") support vessel.
                                                     ROVs are used for subsea construction and inspection.

     In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. One new vessel was delivered in January 1999, and the remaining nine vessels are scheduled to be delivered between early 1999 and late 2000. Each new vessel is at least 200 feet in length and 4,000 horsepower. All of the new vessels have design features, including modifiable length and propulsion characteristics, which allow them to be supplemented with dynamic positioning equipment. Such features will enhance the ability of these vessels to provide services to floating drilling rigs in the deep water region of the Gulf of Mexico.

                                OTHER PROPERTIES

     The Company's corporate offices are located in Houston, Texas, where the Company leases office space from ENSERCH Corporation at market rates under an agreement that expires in December 2002. The Company also leases from an unrelated party a 65-acre former rig and equipment manufacturing and storage facility in San Angelo, Texas, which includes approximately 245,000 square feet of buildings and other structural facilities. The annual lease payments are $4.4 million through March 2003. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expired in September 1997. Based on a conclusion that none of the facility is likely to be used in its future operations, the Company, in the fourth quarter of 1994, recorded a provision of $23.6 million to recognize all future lease expense, net of anticipated sublease income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - San Angelo Lease Commitment." The Company owns 41 and leases 59 domestic office and yard locations of which 12 locations are not currently used. Internationally, the Company leases office and yard facilities at 12 locations and owns facilities at 5 locations, all of which are currently used. In Alaska, the Company leases an office and yard facility in Anchorage and a yard facility on the North Slope.

     As partial consideration for the acquisition of DA&S Oil Well Servicing, Incorporated ("DA&S") in 1997 and Golden Pacific Corp. ("GPC") in 1995, the Company issued notes which are collateralized by the well-servicing rigs and related equipment and certain real property obtained in the respective acquisitions.

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time is involved in ordinary and routine litigation incidental to its business, which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company. See also "Item 1. Business - Other Matters - Environmental Regulation and Claims and Other Governmental Regulation."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                       MARKET PRICES AND COMMON STOCK DATA

     The Company's common stock is traded on the Nasdaq National Market under the symbol "PESC." At February 24, 1999, the approximate number of holders of record of the Company's common stock was 2,168. The following table sets forth the high and low sale prices per share of the Company's common stock for the periods indicated, as reported by Nasdaq.

                                                                               PRICE
                                                                       ----------------------
                                                                        HIGH           LOW
                                                                       --------      --------
                  1998
                      Fourth Quarter ..............................    $ 14 7/8      $ 6 3/16
                      Third Quarter ...............................      15 1/2        6 3/4
                      Second Quarter ..............................      28 5/16      13 7/8
                      First Quarter ...............................      25 1/2       15


                  1997
                      Fourth Quarter ..............................    $ 41 1/2      $19 1/2
                      Third Quarter ...............................      39 1/8       18 1/4
                      Second Quarter ..............................      18 1/2       12
                      First Quarter ...............................      18 3/4       12 5/8

                                 DIVIDEND POLICY

     The Company has not paid dividends on its common stock. The Board of Directors currently intends to retain any earnings for use in the Company's business and does not intend to pay dividends in the foreseeable future. In addition, certain of the Company's credit facilities, as well as the Merger Agreement, prohibit the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition and Liquidity" and Note 7 of Notes to the Consolidated Financial Statements.

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

                                                                                    YEAR ENDED DECEMBER 31
                                                          -------------------------------------------------------------------------
                                                           1998(1)         1997(2)         1996(3)         1995(4)         1994(5)
                                                          ---------       ---------       ---------       ---------       ---------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
   Revenues ...........................................   $ 455,741       $ 451,922       $ 348,558       $ 277,305       $ 229,175
   Earnings Attributable to Unconsolidated Affiliates .       4,335           3,080           2,244           2,955           5,016
                                                          ---------       ---------       ---------       ---------       ---------
             Total ....................................     460,076         455,002         350,802         280,260         234,191
                                                          ---------       ---------       ---------       ---------       ---------
   Costs and Expenses:
       Operating expenses .............................     316,558         334,592         267,692         219,074         182,012
       Selling, general and administrative expenses ...      55,355          53,420          46,806          40,549          36,927
       Depreciation and amortization ..................      39,766          25,022          18,545          15,002          13,760
       Provision for leasehold impairment (6) .........          --              --              --              --          23,551
                                                          ---------       ---------       ---------       ---------       ---------
             Total ....................................     411,679         413,034         333,043         274,625         256,250
                                                          ---------       ---------       ---------       ---------       ---------
   Other Income (Expense) - Net .......................       1,608           4,617           2,095           1,289           1,202
   Interest Expense ...................................      14,672           4,288           2,793           1,811             253
                                                          ---------       ---------       ---------       ---------       ---------
   Income (Loss) Before Income Taxes and Minority
       Interest .......................................      35,333          42,297          17,061           5,113         (21,110)
   Income Tax Provision (Credit) ......................      13,525          15,706           7,524           1,981          (8,381)
   Minority Interest in Loss of Consolidated
       Subsidiary .....................................          --             (87)           (103)             --              --
                                                          ---------       ---------       ---------       ---------       ---------
   Net Income (Loss) ..................................   $  21,808       $  26,678       $   9,640       $   3,132       $ (12,729)
                                                          =========       =========       =========       =========       =========
   Earnings (Loss) Per Share of Common Stock - basic ..   $    1.06       $    1.39       $     .58       $     .23       $    (.94)
                                                          =========       =========       =========       =========       =========
   Weighted Average Shares Outstanding - basic ........      20,659          19,257          16,505          13,840          13,559
                                                          =========       =========       =========       =========       =========
   Earnings (Loss) Per Share of Common Stock -
       assuming dilution ..............................   $    1.05       $    1.36       $     .58       $     .23       $    (.94)
                                                          =========       =========       =========       =========       =========
   Weighted Average Shares Outstanding - assuming
       dilution .......................................      20,836          19,577          16,677          13,881          13,559
                                                          =========       =========       =========       =========       =========

BALANCE SHEET DATA (AT PERIOD END):
   Cash and Cash Equivalents ..........................   $  33,330       $  18,993       $  21,837       $   5,492       $   2,560
   Property, Plant and Equipment - Net ................     405,740         259,793         189,125         124,024         101,536
   Total Assets .......................................     664,139         479,195         341,217         248,443         209,818
   Total  Debt ........................................     173,472          80,347          33,695          20,569           2,095
   Shareholders' Equity ...............................     291,448         233,738         197,123         136,027         128,639

CASH FLOW DATA:
   Net cash provided by operating activitites .........   $  80,207       $  42,387       $  17,715       $  23,595       $   8,324
   Net cash used for investing activities .............    (138,146)        (84,902)        (50,556)        (24,109)        (12,438)
   Net cash provided by financing activities ..........      72,276          39,671          49,186           3,446           2,071

OTHER DATA AND RATIOS:
   EBITDA (7) .........................................   $  89,771       $  71,607       $  38,399       $  21,926       $  (7,097)
   Property Additions (8) .............................      91,416          60,355          30,662          23,436          10,897
   Earnings to Fixed Charges (9) ......................        2.86x           6.47x           3.77x           1.65x             --

------------

 (See footnotes on following page.)

 (1) Includes the results from Sea Mar since its March 31, 1998 acquisition, which was accounted for under the purchase method. See Note 5 of Notes to Consolidated Financial Statements. Effective January 1, 1998, the Company began accounting for its 51% interest in Pool International Argentina S.A. ("PIASA") under the equity method. See Note 1 of Notes to Consolidated Financial Statements.

 (2) Includes the results from A.A. Oilfield Services, Inc. ("A.A.") since its November 1997 acquisition, Trey Services, Inc. ("Trey") since its October 1997 acquisition and DA&S since its June 1997 acquisition, all of which were accounted for under the purchase method. See Note 5 of Notes to Consolidated Financial Statements.

 (3) Includes the results from Antah Drilling Sdn. Bhd. ("Antah Drilling"), now Pool International Malaysia Sdn. Bhd. ("Pool Malaysia"), since the acquisition of the interest of the Company's former partner in October 1996 and PIASA since the Company's August 1996 purchase of a 51% interest, both of which were accounted for under the purchase method. See
       Note 5 of Notes to Consolidated Financial Statements.

 (4) Includes the results from GPC since its June 1995 acquisition, which was accounted for under the purchase method.

 (5) Includes the results from Pool Arctic Alaska since the acquisition of the interest of the Company's former partner in September 1994, which was accounted for under the purchase method.

 (6) See Note 8 of Notes to Consolidated Financial Statements for a discussion of the $23.6 million pretax ($15.3 million, or $1.13 per share, after-tax) provision for leasehold impairment.

 (7) EBITDA (earnings before interest, taxes, depreciation and amortization and minority interest) is not a measure of financial performance under generally accepted accounting standards, but is presented here to provide additional information about the Company's operations. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a better measure of liquidity. EBITDA presented above may not be comparable to similarly titled measures of other companies. Excluding the $23.6 million non-cash pretax provision for leasehold impairment, the 1994 EBITDA would be $16.5 million (see Note 8 of Notes to Consolidated Financial Statements).

 (8)   Excluding acquisitions of businesses.

 (9) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (earnings before income taxes plus fixed charges less capitalized interest) by fixed charges (interest expense plus capitalized interest plus the portion of operating lease rental expense that represents the interest factor which is deemed to be one-third of rentals). In the year ended December 31, 1994, earnings (following a significant one-time non-cash charge for leasehold impairment) were inadequate to cover fixed charges by $3.3 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

SUBSEQUENT EVENT

     The Merger Agreement entered into on January 10, 1999 between the Company, Nabors and Merger Sub provides, subject to certain conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of Pool Common Stock issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of its subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of Nabors Common Stock. The closing of the Merger is subject to certain conditions, including, among other things, approval by the holders of at least two-thirds of the Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close in the second quarter of 1999.

NOTES OFFERING

     On March 31, 1998, the Company issued 8 5/8% Senior Subordinated Notes Due 2008, Series A, in the aggregate principal amount of $150 million (the "Old Notes") and used the net proceeds from the sale thereof to fund the cash portion of the purchase price for Sea Mar, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Credit Agreement. In June 1998, the Company offered to exchange its 8 5/8% Senior Subordinated Notes Due 2008, Series B (the "New Notes," and together with the Old Notes, the "Notes"), which have been registered under the Securities Act of 1933, as amended, (the "Securities Act") for any and all of the outstanding Old Notes (the "Exchange Offer"). The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant by the Company regarding registration under the Securities Act. The Exchange Offer was completed on July 15, 1998, whereupon all of the Old Notes were tendered and exchanged for New Notes.

     The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed, jointly and severally, by each of the Company's wholly owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The Notes contain certain covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries.

ACQUISITIONS

     Sea Mar, Inc. ("Sea Mar") On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, for approximately $76.0 million in cash, including a $14.7 million post-closing purchase price adjustment, and 1,538,462 shares of the Company's common stock. The purchase price adjustment, which was paid during 1998, was based on the amount by which the shareholders' equity in Sea Mar at March 31, 1998 exceeded the amount that existed at August 31, 1997. The Company is obligated to pay additional cash consideration of approximately $2.5 million as a result of Sea Mar's financial performance for the fiscal year ended December 31, 1998. The Company is also obligated to pay additional cash consideration contingent upon Sea Mar's financial performance for the fiscal year ending December 31, 1999, up to a maximum of $10 million.

     As a result of the acquisition of Sea Mar, the Company now operates a diversified fleet of offshore support vessels in the Gulf of Mexico. In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. One new vessel was delivered in January 1999 and the remaining nine vessels are scheduled to be delivered between early 1999 and late 2000. The Company anticipates that the expenditures for these vessels will be financed by internally generated funds and other financing arrangements as needed. See Note 5 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     A.A. Oilfield Service, Inc. ("A.A.") In November 1997, the Company acquired A.A. for $4.1 million in cash. This acquisition included 18 oilfield trucks, one salt water disposal well and related equipment based in Hobbs, New Mexico. See "- Financial Condition and Liquidity - Debt Retired Prior to and Concurrent with the Notes Offering - A.A. Debt" and Note 5 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     Trey Services, Inc. ("Trey") In October 1997, the Company acquired all of the outstanding capital stock of Trey and certain associated operating assets for $31.3 million in cash. Prior to the acquisition, Trey, through its wholly owned subsidiary, R&H Well Service, Inc. ("R&H"), operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas. See "- Financial Condition and Liquidity - Debt Retired Prior to and Concurrent with the Notes Offering - R&H Debt" and Note 5 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     D A & S Oil Well Servicing, Incorporated ("DA&S") In June 1997, the Company acquired all the outstanding capital stock of DA&S for $10.5 million. Prior to the acquisition, DA&S operated a fleet of 37 land well-servicing rigs from yards in Hobbs and Eunice, New Mexico and Andrews, Texas. See "- Financial Condition and Liquidity - Debt Retired Prior to and Concurrent with the Notes Offering - DA&S Debt" and Note 5 of Notes to Consolidated Financial Statement for a discussion of this acquisition.

     Antah Drilling Sdn. Bhd. ("Antah Drilling") In October 1996, the Company acquired the 51% beneficial ownership interest that it did not already own in Antah Drilling (now Pool Malaysia). The purchase price and the repayment of certain indebtedness that Antah Drilling owed to the Company's former partner in that venture totaled $9.0 million. Pool Malaysia's assets included Rig 489, a 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in Australia in August 1996, and an offshore platform workover rig currently operating under a contract in Malaysia. (Rig 489 was transferred to another wholly owned subsidiary of the Company during 1998.) See "- Financial Condition and Liquidity - Debt Retired Prior to and Concurrent with the Notes Offering - Antah Drilling Acquisition Debt" and Note 5 of Notes to Consolidated Financial Statements for a discussion of this acquisition.

     Pool International Argentina S.A. ("PIASA") In August 1996, the Company acquired for approximately $8.7 million in cash a 51% interest in PIASA. PIASA's nine land drilling rigs and 11 land workover rigs operate in the Mendoza and Neuquen basins of Argentina. See Note 1 of Notes to Consolidated Financial Statements.

     Western Oil Well Service Co. ("Western Oil") In June 1996, the Company purchased the operating assets (including approximately 23 land well-servicing rigs) of Western Oil for approximately $4.0 million in cash.

1998 COMPARED TO 1997

     The Company generated net income of $21.8 million in 1998, compared with $26.7 million in 1997. The average price of crude oil was approximately 30% lower in 1998 than in 1997, and average domestic natural gas prices decreased approximately 17% comparing the same periods. Results from the Company's domestic operations declined primarily due to reduced activity for the Company's domestic land well-servicing rigs and platform workover and jackup rigs in the Gulf of Mexico in response to lower crude oil and natural gas prices. The decline in net income for the Company's domestic operations was partly offset by (i) the inclusion of results from Sea Mar's offshore support vessel fleet acquired on March 31, 1998, (ii) improved results from the Company's Alaska operations due to increased land drilling and labor contract activity, and (iii) the inclusion of results from the newly constructed platform drilling Rig 16 which was placed in service in the Gulf of Mexico in February 1998. Rig hours for the Company's domestic onshore operation were 11% lower in 1998 than in 1997 despite the full year effect of the addition of land well-servicing rigs acquired in the June 1997 DA&S acquisition (see "Acquisitions - DA&S") and the October 1997 Trey acquisition (see "- Acquisitions - Trey"). The Company's offshore rig fleet in the Gulf of Mexico experienced utilization of 58% in 1998, compared to 76% in 1997, but average rates for these rigs were 11% higher in 1998. Results from the Company's international operations improved due to (i) higher revenues for Rig 453, a platform drilling rig located in Australia which was recently converted from a platform workover rig, (ii) lower operating expenses in Australia, (iii) higher earnings attributable to Pool Arabia, Ltd., the Company's Saudi Arabia affiliate, and (iv) increased land drilling rig activity in Ecuador.

     Revenues. Revenues were $455.7 million in 1998, a 1% increase over revenues of $451.9 million in 1997. This increase was attributable to (i) the inclusion of revenues from offshore support vessels acquired in the March 1998 acquisition of Sea Mar (see "- Acquisitions - Sea Mar"), (ii) the inclusion of revenues from Rig 16 in the Gulf of Mexico, (iii) increased revenues associated with Rig 453 in Australia, (iv) higher land drilling and labor contract activity in Alaska, including operation of the recently upgraded Rig 8, (v) the full year effect of revenues from the rigs acquired in the October 1997 Trey acquisition and June 1997 DA&S acquisition (see "- Acquisitions"), and (vi) increased land drilling activity in Ecuador. These revenue increases were offset partly by reduced platform workover and jackup rig activity in the Gulf of Mexico and lower overall utilization of the Company's land well-servicing rigs located in Texas, New Mexico and California due to reduced activity in response to lower crude oil prices. In addition, the Company's revenues in 1998 did not include revenues related to PIASA as a result of a change in the Company's method of accounting for its 51% investment in such entity to the equity method, compared to the inclusion of $18.3 million of PIASA revenues in 1997 (see Note 1 of Notes to the Consolidated Financial Statements and "- Earnings Attributable to Unconsolidated Affiliates").

     Domestic onshore well-servicing and production services revenues decreased $13.2 million or 5% in 1998 from 1997, chiefly as a result of overall reduced activity levels in response to lower crude oil and natural gas prices, partly offset by the addition of revenues from the rigs acquired in the Trey and DA&S acquisitions. Domestic onshore rig utilization was 47% in 1998, compared to 56% in 1997. Domestic onshore well-servicing rig hours decreased from approximately 1,259,000 in 1997 to approximately 1,126,000 in 1998. Gulf of Mexico offshore workover and drilling revenues decreased $8.2 million or 10%, Alaska operations revenues increased $4.2 million or 16% and international operations revenues decreased $16.3 million or 21% (however, excluding the $18.3 million of revenues from PIASA in 1997, international operations revenues increased $2.0 million or 3%), compared to 1997. Revenues from Sea Mar's fleet of offshore support vessels for the period from March 31, 1998 (date of acquisition) through December 31, 1998 were $37.3 million.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $4.3 million in 1998, compared to $3.1 million in 1997. Earnings attributable to Pool Arabia, Ltd. increased $3.5 million from 1997 to $6.6 million in 1998, primarily due to income earned from Pool Arabia's operation of two rigs leased in 1998 from the Company. The loss attributable to PIASA was $2.2 million in 1998. Effective January 1, 1998, the Company adopted EITF 96-16 and changed its method of accounting for PIASA to the equity method since PIASA no longer qualified for full consolidation (see Note 1 of Notes to Consolidated Financial Statements).

     Costs and Expenses. The Company's costs and expenses were $411.7 million in 1998, a slight decrease compared to costs and expenses of $413.0 million in 1997. As a percentage of revenues, operating expenses declined to 69% of revenues in 1998 from 74% of revenues in 1997; the improvement in operating margins was primarily due to the exclusion of costs and expenses related to PIASA and lower costs and expenses in the Middle East and Australia and the inclusion of results from Sea Mar's offshore support vessels acquired on March 31, 1998. The decrease in total costs and expenses was primarily due to decreased costs and expenses for the Company's domestic land well-servicing rigs and platform workover and jackup rigs in the Gulf of Mexico due to reduced activity, decreased costs and expenses in the Middle East due to the transfer of a land drilling rig to Saudi Arabia where it is being leased to Pool Arabia and lower operating expenses in Australia where the weakened Australian dollar resulted in reduced local expenses. In addition, the Company's costs and expenses in 1997 included $19.2 million of costs and expenses related to PIASA (see "- Earnings Attributable to Unconsolidated Affiliates"). The decrease was partly offset by increased costs and expenses primarily resulting from the inclusion of costs and expenses related to operating the newly acquired offshore support vessels and the land well-servicing rigs acquired in the DA&S and Trey acquisitions.

     Other Income - Net. Other income - net was $3.0 million lower in 1998 than in 1997, primarily due to lower gains on dispositions of equipment and $1.9 million in pre-tax gains from insurance settlements in 1997.

     Interest Expense. Interest expense was $10.4 million higher in 1998 than in 1997, primarily as a result of (i) interest expense related to the $150 million Notes issued in March 1998, (ii) increased borrowings under the Credit Agreement, and (iii) the full year effect of $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997. These increases were partially offset by a reduction in interest expense due to certain term loans being paid off in October 1997 with borrowings under the Credit Agreement and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of GPC.

     Income Taxes. The Company recorded income tax expense of $13.5 million on income before income taxes of $35.3 million in 1998, compared to income tax expense of $15.7 million on income before income taxes and minority interest of $42.3 million in 1997. The decrease in income tax expense in 1998, compared to 1997, was primarily due to a decrease in pre-tax income in 1998, as a result of the factors described above. See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes.

1997 COMPARED TO 1996

     The Company generated net income of $26.7 million in 1997, compared with $9.6 million in 1996, despite the fact that the average price of crude oil was approximately 7% lower in 1997 than in 1996 and average domestic natural gas prices decreased approximately 2% comparing the same periods. Results from the Company's domestic operations improved primarily due to (i) increased activity and rates for the jackup and platform rigs in the Gulf of Mexico, including the full-year effect of operating Rig 18, a previously idle platform drilling rig which was refurbished and placed in service in the Gulf of Mexico in mid-September 1996, (ii) inclusion of results from the land well-servicing rigs acquired from Western Oil in June 1996, from the DA&S acquisition in June 1997 and from the Trey acquisition in October 1997 (see "- Acquisitions"), (iii) increased land rig activity and rates in California and the Austin Chalk and lower Gulf coast areas of Texas, and (iv) increased production services activity and rates in Texas. The Company's domestic onshore operation rig hours were 13% higher for 1997 than in 1996. The Company's offshore operation in the Gulf of Mexico experienced rig utilization of 76% in 1997, compared to 71% in 1996; and average rig rates were 35% higher in the 1997 period. Results from the Company's international operations increased primarily due to the full-year effect of operating Rig 489 (an offshore platform drilling rig then owned by Pool Malaysia that commenced a three-year contract in Australia in August 1996) and higher rig activity in Oman and Saudi Arabia.

     Revenues. Revenues were $451.9 million in 1997, a 30% increase over revenues of $348.6 million in 1996. This increase was attributable to (i) increased activity and rates for the Company's jackup and platform rigs in the Gulf of Mexico, including the full-year effect of operating Rig 18, (ii) the inclusion of revenues from the 23 land well-servicing rigs purchased from Western Oil in June 1996, the 37 land well-servicing rigs acquired in the June 1997 DA&S acquisition and the 67 land well-servicing rigs acquired in the October 1997 Trey acquisition

(see "- Acquisitions"), (iii) higher domestic land well-servicing activity and rates in California and the Austin Chalk and lower Gulf coast areas of Texas,
(iv) the inclusion of revenues from the two offshore platform rigs then owned by Pool Malaysia (previously Antah Drilling), the results of which were included in earnings attributable to unconsolidated affiliates in the first nine months of 1996 (see "- Acquisitions - Antah Drilling "), (v) the full-year effect of revenues from the Argentina rigs owned by PIASA (see "- Acquisitions - PIASA"),
(vi) higher production services activity and rates in Texas, and (vii) higher rig activity in Oman and Guatemala during 1997. These revenue increases were offset partly by lower revenues from operations in Ecuador, Pakistan and Tunisia, where land rig activity declined.

     Domestic onshore well-servicing and production services revenues increased $47.7 million or 22% in 1997 from 1996, chiefly as a result of the inclusion of results from rigs acquired from Western Oil and the DA&S and Trey acquisitions. Domestic onshore rig utilization was 56% in 1997, compared to 52% in 1996. Domestic onshore well-servicing rig hours increased from approximately 1,119,000 in 1996 to approximately 1,259,000 in 1997. Gulf of Mexico offshore workover and drilling revenues increased $22.4 million or 38%, international operations revenues increased $31.1 million or 68%, and Alaska operations revenues increased $2.2 million or 9%, compared to 1996.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $3.1 million in 1997, compared to $2.2 million in 1996. Earnings attributable to Pool Arabia, Ltd. increased $1.4 million from 1996 to $3.1 million in 1997 partly as a result of higher rig utilization during 1997 and a day rate increase for one of the drilling rigs in 1997. Earnings from Antah Drilling (now Pool Malaysia) ceased to be included in earnings attributable to unconsolidated affiliates immediately following the Company's purchase of its partner's interest in October 1996.

     Costs and Expenses. The Company's costs and expenses were $413.0 million in 1997, a 24% increase compared to costs and expenses of $333.0 million in 1996; however, as a percentage of revenues, operating expenses declined to 74% of revenues in 1997 from 77% of revenues in 1996. The increase in costs and expenses was primarily due to the inclusion of costs and expenses related to (i) increased domestic onshore rig and production services activity, including costs and expenses of operating the land well-servicing rigs acquired from Western Oil in June 1996, and in the acquisitions of DA&S in June 1997 and Trey in October 1997, (ii) the operation of Rig 18 for a full year and increased jackup and platform rig activity in the Gulf of Mexico, (iii) a full year of operations by PIASA in Argentina, (iv) the inclusion, after the Company's acquisition of its partner's interest in Antah Drilling (now Pool Malaysia) in October 1996, of costs and expenses associated with the operation of two offshore platform rigs then owned by Pool Malaysia, and (v) higher rig activity in Oman and Guatemala. The increase was partly offset by decreased costs and expenses in Ecuador, Pakistan and Tunisia due to lower land rig activity in those operations during 1997.

     Other Income - Net. Other income-net was $2.5 million higher in 1997 than in 1996 primarily due to higher gains on dispositions of equipment, including a $0.7 million pre-tax gain on the sale of an obsolete offshore rig which had been idle for several years and $1.9 million in pre-tax gains from insurance settlements in 1997.

     Interest Expense. Interest expense was $1.5 million higher in 1997 than in 1996 primarily due to interest expense on borrowings under the Credit Agreement, the term loans assumed in the October 1996 Antah Drilling acquisition and the $10.1 million in long-term notes issued in connection with the DA&S acquisition in June 1997, partially offset by a reduction in interest expense due to the scheduled principal payments made on the Company's other debt and a reduction in the outstanding principal amount of certain 10% notes issued in connection with the 1995 purchase of GPC. See Note 7 of Notes to Consolidated Financial Statements.

     Income Taxes. The Company recorded income tax expense of $15.7 million (which included $10.7 million of deferred taxes) on income before income taxes and minority interest of $42.3 million in 1997, compared to income tax expense of $7.5 million on income before income taxes and minority interest of $17.1 million in 1996. The increase in income tax expense in 1997 compared to 1996 was primarily due to an increase in pre-tax income in 1997, as a result of the factors described above. See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes.

                        FINANCIAL CONDITION AND LIQUIDITY

     The Company had cash and cash equivalents of $33.3 million at December 31, 1998 compared to $19.0 million at December 31, 1997. Working capital was $50.2 million and $59.1 million at December 31, 1998 and 1997, respectively.

CASH FLOWS

     1998 Compared To 1997. The Company's cash provided by operating activities increased by $37.8 million in 1998 to $80.2 million, compared to $42.4 million in 1997. This increase was primarily attributable to changes in working capital components, including a source of funds of $49.7 million due to a decrease in receivables balances, which was offset in part by a use of funds of $19.6 million due to a decrease in trade accounts payable balances; both changes were related to the slowdown in business during the last half of 1998. The Company used a net $138.1 million for investing activities in 1998, primarily for capital expenditures of $91.4 million, including (i) approximately $19.5 million toward the upgrade of an Arctic land drilling rig, (ii) approximately $8.6 million toward the construction of a new Arctic land drilling rig, (iii) approximately $6.6 million for the purchase, upgrade and mobilization of a land drilling rig for operation in Oman, (iv) approximately $4.6 million for the electrification and upgrade of a platform drilling rig located in the Gulf of Mexico, (v) approximately $3.8 million for the completion of the construction of Rig 16, a newly constructed offshore platform drilling rig in the Gulf of Mexico, (vi) approximately $3.5 million for the upgrade of a jackup rig located in the Gulf of Mexico, and (vii) approximately $2.3 million for the purchase of two jackup workover rigs located in the Gulf of Mexico that the Company was leasing and had the option to purchase. Cash used for investing activities in 1998 also included $65.1 million, net of cash acquired, for the purchase of Sea Mar, partially offset by $20.0 million of proceeds from the sale and leaseback of two jackup workover rigs located in the Gulf of Mexico.

     1997 Compared To 1996. The Company's cash provided by operating activities increased by $24.7 million in 1997 to $42.4 million, compared to $17.7 million in 1996. This increase was primarily due to a $17.0 million increase in net income, a $6.5 million increase in depreciation and amortization due to recent acquisitions and rig upgrades and a $6.6 million increase in deferred income taxes resulting primarily from higher property additions. These increases were offset in part by changes in the working capital components including an increase in cash usage of $4.9 million in receivables primarily as a result of higher revenues generated in 1997 and a $4.8 million increase in cash usage related to inventory due to new international rig contracts, offset in part by an $8.9 million decrease in cash usage for trade accounts payable and accrued liabilities related to higher accruals for rig construction and upgrade projects. The Company used a net $84.9 million for investing activities in 1997, primarily for capital expenditures of $60.4 million, including $9.1 million for the purchase and modification of a jack-up workover rig and $8.3 million toward the construction of a new platform drilling rig, both for operation in the Gulf of Mexico. Cash used for investing activities in 1997 also included $28.9 million, net of cash acquired, for the purchase of Trey, $3.5 million, net of cash acquired, for the purchase of A.A., and $0.4 million, net of cash acquired, for the purchase of DA&S, partially offset by $6.8 million of proceeds from dispositions of equipment and the return of $1.0 million of cash that had been placed in escrow as collateral in connection with a sale and leaseback arrangement. The Company used a net $50.6 million for investing activities in 1996, primarily for capital expenditures of $30.7 million, including $8.4 million for the refurbishment of Rig 18. Cash used for investing activities during 1996 also included $8.9 million, net of cash acquired, for the purchase of 51% of Antah Drilling, $8.7 million for the acquisition of a 51% interest in PIASA, and $4.0 million for the purchase of the operating assets of Western Oil, offset partly by $2.3 million of proceeds from dispositions of equipment.

LONG-TERM DEBT

     $150 Million Senior Subordinated Notes. On March 31, 1998, the Company issued 8 5/8% Notes in the aggregate principal amount of $150 million (see "- Results of Operations - Notes Offering" and Note 7 of Notes to Consolidated Financial Statements). The Company incurred $4.8 million of debt financing costs during 1998 in connection with the issuance of the Notes, which is being amortized over the term of the Notes.

     $180 Million Credit Agreement. On September 30, 1997, the Company entered into a three-year $130 million Credit Agreement to replace a $40 million revolving bank line of credit and $15.6 million of long-term debt and to provide financing for future growth opportunities. In March 1998, simultaneously with the issuance of the Notes and the acquisition of Sea Mar, the Company executed an amendment to the Credit Agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At February 22, 1999, the Company had drawn $5.0 million in cash under the Credit Agreement, and an additional $10.0 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the acquisition of GPC.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three-, or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period; however, per the terms of the Credit Agreement the applicable Eurodollar margin through September 1998 could not be less than 1.50%. Based upon the Company's leverage ratio at December 31, 1998, the applicable Eurodollar margin would be 1.00% for borrowings during the first quarter of 1999. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. The Company is in compliance with each of these covenants and has not been at risk of not being in compliance. It also imposes certain other restrictions, including ones relating to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. The Credit Agreement is guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries. The Company incurred $0.7 million and $1.6 million of debt financing costs during 1998 and 1997, respectively, in connection with the Credit Agreement, which is being amortized over the term of the agreement. During 1998, the Company drew $40 million in cash and made payments of $95.8 million to reduce the borrowings under the Credit Agreement, of which $54.1 million was from the proceeds from the issuance of the Notes.

     DA&S Acquisition Debt. In June 1997, the Company acquired all of the outstanding capital stock of DA&S for $10.5 million, consisting of $10.1 million of 9% long-term notes, the last of which are due in 2003, and $0.4 million in cash. The Company made principal payments of $0.5 million in 1998 related to these notes. The total principal balance outstanding under these notes was $9.6 million at December 31, 1998. See Note 7 of Notes to Consolidated Financial Statements for further discussion.

     GPC Acquisition Debt. In June 1995, the Company acquired all of the outstanding capital stock of GPC for approximately $18.8 million, consisting of $11.5 million of 10% notes due in 2005, approximately $3.1 million in cash and 493,543 shares of the Company's common stock valued at $4.2 million. The outstanding principal amount of such notes was reduced $4.0 million as of August 31, 1997 as a result of an August 1997 agreement between the sellers of GPC ("Sellers") and the Company that resolved certain issues that had arisen in connection with the GPC purchase agreement. There was a corresponding $4.0 million increase in common stock, as the August 1997 agreement effectively revalued the shares of the Company's common stock received by the Sellers in connection with the June 1995 acquisition. The August 1997 agreement also resulted in a further reduction of $0.9 million, as of November 30, 1997, of the Sellers' notes in satisfaction of a receivable from the Sellers of like amount. Due to this reduction in principal amount, payment of these notes is now due to be completed in 2002. The Company made scheduled principal payments of $0.6 million in 1998, $0.6 million in 1997 and $1.5 million in 1996 related to these notes. The total principal balance outstanding under these notes was $3.9 million as of December 31, 1998. See Notes 5 and 7 of Notes to Consolidated Financial Statements for further discussion.

DEBT RETIRED PRIOR TO AND CONCURRENT WITH THE NOTES OFFERING

     Sea Mar Debt. In March 1998, the Company acquired all the outstanding capital stock of Sea Mar for approximately $76.0 million in cash and 1,538,462 shares of the Company's common stock. The cash portion of this transaction was financed with borrowings from the issuance of the Notes. At the time this transaction was consummated, $15.7 million of Sea Mar debt was immediately retired with a portion of the proceeds from the issuance of the Notes. See Note 5 of Notes to Consolidated Financial Statements for further information.

     R&H Debt. In October 1997, the Company acquired all of the outstanding capital stock of Trey and certain associated operating assets for $31.3 million in cash. At the time this transaction was consummated, $2.4 million of R&H debt was retired, and $6.4 million was paid to certain key employees of R&H in connection with incentive compensation arrangements. These transactions were financed in part with borrowings under the Credit Agreement. See Note 5 of Notes to Consolidated Financial Statements for further information.

     A.A. Debt. In November 1997, the Company acquired all of the outstanding capital stock of A.A. for $4.1 million in cash. This transaction was financed with borrowings under the Credit Agreement. At the time this transaction was consummated, $0.3 million of A.A. debt was immediately retired. See Note 5 of Notes to Consolidated Financial Statements for further information.

     Antah Drilling Acquisition Debt. In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which aggregated $14.6 million at October 1996. In October 1997, the remaining balance of $9.3 million was paid off with borrowings under the Credit Agreement. The Company made scheduled principal payments of $3.9 million in 1997 and $1.4 million between October and December of 1996. See Note 5 of Notes to Consolidated Financial Statements for further information.

     Australia Rig 453 Debt. In January 1996, the Company received $6.5 million under a four-year term loan agreement (the "Australia Loan") in order to refinance the construction costs incurred during 1995 to build Rig 453. The rig construction costs were initially funded from the Company's cash resources and borrowings under its then existing Credit Agreement. In October 1997, the remaining balance of $3.5 million was paid off with borrowings under the Credit Agreement. The Company made scheduled principal payments on the Australia Loan of $1.2 million in 1997 and $1.8 million in 1996.

     Pool Arctic Alaska Acquisition Debt. The September 1994 Pool Arctic Alaska acquisition was initially funded from the Company's cash resources and approximately $6.7 million borrowed under the Company's then existing credit agreement. In April 1995, the Company obtained a three-year term loan (the "Alaska Loan") to refinance $10.0 million of the purchase price. In October 1997, the remaining balance of $2.7 million was paid off with borrowings under the Credit Agreement. During 1997 and 1996, the Company made scheduled principal payments of $1.9 million and $2.8 million, respectively, on the Alaska Loan.

     DA&S Debt. As part of the DA&S acquisition, the Company assumed $0.8 million of DA&S debt, all of which was immediately retired. See Note 5 of Notes to Consolidated Financial Statements for further information.

     GPC Acquisition Debt. As part of the GPC acquisition, the Company assumed GPC's debt of $2.0 million, all of which was immediately retired. Also in connection with the GPC acquisition, the Company assumed a liability for certain deferred compensation obligations of GPC. To evidence such obligations, the Company issued notes aggregating $1.5 million in principal amount to three employees of GPC and made scheduled principal payments with respect to such notes during 1997 and 1996 of $0.9 million and $0.4 million, respectively, and such notes were retired in 1997.

SALE AND LEASEBACK

     In December 1998 the Company entered into sale and leaseback agreements with a leasing company with respect to two offshore jackup rigs. These rigs had been leased by the Company for the previous five years and were purchased by the Company for $2.3 million in December 1998 through the exercise of a purchase option. The rigs were sold to the new leasing company for $20.0 million in cash. The current leases for the two rigs have an aggregate annual lease rate of approximately $2.7 million through December 2004.

PUBLIC EQUITY OFFERING

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

CAPITAL EXPENDITURES

     The Company anticipates that 1999 capital expenditures will consist of (i) approximately $17.2 million primarily for maintenance of its existing rig and offshore support vessel fleet and (ii) approximately $39.2 million for payment of the balance of the purchase price of five vessels currently under construction which are scheduled for delivery during 1999. The Company anticipates that these expenditures will be financed by internally generated funds, borrowings under the Credit Agreement and other financing arrangements as needed. Capital additions and improvements, as well as business acquisitions, have been suspended by the Company pending consummation of the Merger.


                                  OTHER MATTERS

MARKET OUTLOOK

     Historically, the demand for the Company's services has had a strong correlation with the fluctuations in oil and natural gas prices. During the past twelve months, crude oil prices have decreased from an average of approximately $16.67 per barrel in January 1998 to an average of approximately $11.07 per barrel in December 1998, and the average price for domestic natural gas has also declined from $1.99 per MMbtu to $1.66 per MMbtu during this same period. These declines have been attributed to, among other things, an excess supply of oil in the world markets, reduced domestic demand associated with an unseasonably warm winter and lower worldwide demand due to the impact of the economic downturn in Asia. As a result, the Company is experiencing a decline in the overall demand and rates for its services. These market conditions have negatively affected activity levels and financial results, particularly in the second half of 1998, and are expected to continue to do so until commodity prices increase to higher levels. In order to minimize the effects of such low oil prices, the Company has been and is continuing to review the cost structure within each of its operating units to assure that it is appropriate given current market conditions. Despite the current low oil prices and the resulting softening market conditions, the Company remains optimistic about its long-term outlook and believes that market conditions in the industry should improve over the long term as demand and supply become more in balance.

ACCOUNTING STANDARDS

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

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. The Company adopted this statement in the fourth quarter of 1998 and there was no effect on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted this statement in the fourth quarter of 1998 and there was no material effect on the Company's presentation of segment disclosures.

     Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998 and there was no effect on the Company's financial statements as there were no items of other comprehensive income in any of the years in the three year period ended December 31, 1998.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share. This statement was adopted in the fourth quarter of 1997 and had no material effect on the Company's computation of earnings per share.

IMPACT OF THE YEAR 2000 ISSUE

     Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process date-sensitive information beyond the year 2000. This situation, which is not uncommon, is frequently referred to as the Year 2000 issue and can cause a temporary disruption of the ordinary course of business. The Company has developed a plan to address its exposure to the impact of the Year 2000 issue. An assessment of the critical financial and operational systems has been made and the remediation of these systems is approximately 70% complete. The testing phase of the critical systems has begun, and these systems are expected to be Year 2000 compliant by July 1999. The inventory and assessment of the smaller less critical financial and operational systems, many located internationally, have been completed. The modification and testing of several of these smaller systems has been accomplished. For the remaining small systems, modifications or replacements are in process, and a target date of April 1999 has been set for completion, with testing of these systems to follow. The assessment of systems embedded in the Company's buildings, equipment and other infrastructures has been completed. To date, there has been no discovery of a significant non-compliant embedded system. As of December 31, 1998, the Company has spent approximately $0.3 million, exclusive of internal costs, on its Year 2000 initiatives, primarily for incremental software purchases and outside consulting. The Company does not separately track internal Year 2000 costs, which are largely salaries and benefits of Company personnel working on the project. The Company expects the incremental cost of full implementation of its Year 2000 plan to be approximately $0.6 million, exclusive of internal costs.

     The Company has formally communicated with the suppliers, customers and financial institutions that it considers to be material third parties and is evaluating its risks related to the failure of such third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. Risk assessment and contingency plans related to these third parties are expected to be complete by July 1999.

     Contingency plans to protect the Company from Year 2000-related interruptions are being developed and are expected to be complete by July 1999.

     The dates on which the Company plans to become Year 2000 compliant and the costs associated with the related modifications are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these time or cost estimates will be achieved, and the actual results could be materially different. Although the Company expects to be Year 2000 compliant by July 1999 and believes that in a "most reasonably likely worst case scenario" it will not be materially impacted by any third party non-compliance, failure by the Company or by material third parties to fully implement appropriate Year 2000 plans could have a material adverse effect on the Company's results of operations. Adverse effects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks.

SAN ANGELO LEASE COMMITMENT

     The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas, which it previously used for rig and equipment manufacturing and storage. Annual lease payments were $2.2 million through March 1998 and are $4.4 million thereafter for the remaining five years of the lease. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety for $0.5 million per year under an operating sublease which expired in September 1997. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. After September 1988, the cost associated with the unutilized portion of the facility was charged against this accrued liability, which as of the fourth quarter of 1994 had substantially been used. In the fourth quarter of 1994, the Company recorded a provision for leasehold impairment of $23.6 million, as the Company did not anticipate utilizing any of this facility in its future operations nor did it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments. This provision recognized all future lease expense, net of anticipated sublease income. Future lease payments will be charged against such provision.

FORWARD-LOOKING INFORMATION

     The statements included in this report on Form 10-K regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. In connection with such statements, it should be noted that the Company's operations and financial results are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties relating to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, the ability of the Company to integrate newly acquired operations, the success of the Company and material third party business partners or suppliers in implementing their Year 2000 compliance plans and other factors discussed in this annual report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those stated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The following discussion of the Company's market sensitive financial instruments contains "forward-looking statements." All items described are non-trading.

INTEREST RATE RISK

       At December 31, 1998, the Company had minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to risk of earnings loss due to changes in market interest rates. The Company is subject to the risk of fluctuating interest rates related to its Credit Agreement, since it provides for borrowings which bear interest at variable rates (see Note 7 of Notes to Financial Statements for further information).

                                                                                               FAIR VALUE
                                      1999    2000    2001   2002    2003   THEREAFTER  TOTAL   12/31/98
                                      ----    ----    ----   ----    ----   ----------  -----  ----------
                                                             (IN MILLIONS)
LONG-TERM DEBT

8 5/8% Senior Subordinate Notes
Due 2008, Series B
Fixed interest rate - 8 5/8% .......     --      --     --     --     --     $150.0     $150.0   $138.8

9% Notes (DA&S)
Fixed interest rate - 9% ...........     --   $ 2.0   $3.6   $2.5   $1.5         --     $  9.6   $ 10.5

10% Notes (GPC)
Fixed interest rate - 10% ..........   $0.6   $ 0.6   $1.5   $1.1     --         --     $  3.8   $  4.3

Revolving Credit Agreement Loans
Variable interest rate -
6.05% at December 31, 1998 .........     --   $10.0     --     --     --         --     $ 10.0   $ 10.0

FOREIGN EXCHANGE RISK

       The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. The Company typically denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies. The Company uses forward exchange contracts as economic hedges of exposed net investments in foreign entities in which that exposure exceeds $0.2 million and for which contracts in the appropriate currency are available. The Company's foreign exchange contracts do not subject the Company to the risk of changing rate movements because gains and losses on these contracts offset gains and losses on the exposed investments being hedged. The forward exchange contracts generally have maturities which do not exceed 31 days. The Company had forward exchange contracts to purchase $5.1 million in Australian dollars at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

Pool Energy Services Co.:

     We have audited the accompanying consolidated balance sheets of Pool Energy Services Co. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related statements of consolidated operations and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pool Energy Services Co. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 1999

                            POOL ENERGY SERVICES CO.

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  YEAR ENDED DECEMBER 31
                                                          --------------------------------------
                                                            1998          1997           1996
                                                          ---------     ---------      ---------
Revenues ............................................     $ 455,741     $ 451,922      $ 348,558
Earnings Attributable to Unconsolidated Affiliates ..         4,335         3,080          2,244
                                                          ---------     ---------      ---------

         Total ......................................       460,076       455,002        350,802
                                                          ---------     ---------      ---------

Costs and Expenses:
     Operating expenses .............................       316,558       334,592        267,692
     Selling, general and administrative expenses ...        55,355        53,420         46,806
     Depreciation and amortization ..................        39,766        25,022         18,545
                                                          ---------     ---------      ---------

         Total ......................................       411,679       413,034        333,043
                                                          ---------     ---------      ---------

Other Income (Expense) - Net ........................         1,608         4,617          2,095
Interest Expense ....................................        14,672         4,288          2,793
                                                          ---------     ---------      ---------

Income Before Income Taxes and Minority Interest ....        35,333        42,297         17,061
Income Tax Provision ................................        13,525        15,706          7,524
Minority Interest in Loss of Consolidated
     Subsidiary .....................................            --           (87)          (103)
                                                          ---------     ---------      ---------

Net Income ..........................................     $  21,808     $  26,678      $   9,640
                                                          =========     =========      =========
Earnings Per Share of Common Stock ..................     $    1.06     $    1.39      $     .58
                                                          =========     =========      =========
Earnings Per Share of Common Stock -
     assuming dilution ..............................     $    1.05     $    1.36      $     .58
                                                          =========     =========      =========



                 See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31
                                                                             ---------------------------------------
                                                                               1998           1997           1996
                                                                             ---------      ---------      ---------
Operating Activities:
   Net Income ..........................................................     $  21,808      $  26,678      $   9,640
   Noncash items included above:
     Depreciation and amortization .....................................        39,766         25,022         18,545
     Amortization of deferred drydocking costs .........................         2,443             --             --
     Amortization of deferred rig mobilization .........................        (7,794)        (2,921)          (717)
     Deferred income taxes .............................................         2,044         10,741          4,178
     Undistributed earnings of unconsolidated affiliates ...............          (890)        (3,018)        (2,221)
     Other - net .......................................................           529         (1,976)          (625)
   Payment for lease of manufacturing facility, net of sublease ........        (2,715)        (1,773)        (1,610)
   Proceeds from rig mobilization ......................................         8,424             --             --
   Cash dividends received from unconsolidated affiliates ..............         1,699          1,607          1,663
   Other - net .........................................................          (988)          (436)          (195)
   Provision for (payment of) prior years personal injury and property
     damage claims - net ...............................................        (2,327)           961           (813)
   Net effect of changes in operating working capital ..................        18,208        (12,498)       (10,130)
                                                                             ---------      ---------      ---------
     Net Cash Flows Provided by Operating Activities ...................        80,207         42,387         17,715
                                                                             ---------      ---------      ---------
Investing Activities:
   Property additions ..................................................       (91,416)       (60,355)       (30,662)
   Expenditures for acquisitions, including acquisition costs, less
     cash acquired .....................................................       (65,042)       (32,869)       (22,366)
   Expenditures for drydocking costs ...................................        (2,287)            --             --
   Net proceeds from sale and leaseback of rigs ........................        19,950             --             --
   Proceeds from disposition of property, plant and equipment ..........         2,038          6,829          2,335
   Decrease (increase) in restricted cash - net ........................        (1,490)           974            152
   Other - net .........................................................           101            519            (15)
                                                                             ---------      ---------      ---------
     Net Cash Flows Used for Investing Activities ......................      (138,146)       (84,902)       (50,556)
                                                                             ---------      ---------      ---------
Financing Activities:
   Proceeds from long-term debt ........................................       190,000         70,800          6,500
   Principal payments on long-term debt ................................       (96,875)       (28,395)        (7,546)
   Proceeds from issuance of common stock, net .........................            --             --         47,455
   Repayment of debt assumed in acquisitions ...........................       (15,672)        (3,522)            --
   Payments of debt financing costs ....................................        (5,556)        (1,587)          (199)
   Proceeds from exercise of stock options .............................           379          3,300          3,376
   Principal payments on notes payable to related parties ..............            --           (925)          (400)
                                                                             ---------      ---------      ---------
     Net Cash Flows Provided by Financing Activities ...................        72,276         39,671         49,186
                                                                             ---------      ---------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents ...................        14,337         (2,844)        16,345
Cash and Cash Equivalents at January 1, ................................        18,993         21,837          5,492
                                                                             ---------      ---------      ---------
Cash and Cash Equivalents at December 31, ..............................     $  33,330      $  18,993      $  21,837
                                                                             =========      =========      =========



                 See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                           CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                             DECEMBER 31
                                                                                      ------------------------
                                                                                         1998          1997
                                                                                      ----------    ----------
                                      ASSETS
Current Assets:
   Cash and cash equivalents .....................................................    $   33,330    $   18,993
   Restricted cash ...............................................................         1,500            10
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $742 and $1,272) ............................................................        62,804        89,943
   Other receivables .............................................................         2,278         5,705
   Accounts receivable from affiliates ...........................................         5,768         1,635
   Inventories ...................................................................        15,842        19,500
   Deferred income tax asset .....................................................         8,579         8,594
   Other current assets ..........................................................         9,896         8,295
                                                                                      ----------    ----------

     Total current assets ........................................................       139,997       152,675
Property, Plant and Equipment - Net ..............................................       405,740       259,793
Vessel Construction Deposits .....................................................        18,275            --
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ..........        28,027        20,515
Goodwill, net ....................................................................        60,124        42,395
Deferred Costs ...................................................................         9,674         1,270
Noncurrent Receivables (net of allowance for doubtful accounts of $1,027 and
   $1,113) and Other Assets ......................................................         2,302         2,547
                                                                                      ----------    ----------
     Total........................................................................    $  664,139    $  479,195
                                                                                      ==========    ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt .............................................    $      625    $    1,025
   Trade accounts payable ........................................................        25,263        38,217
   Accounts payable to affiliate .................................................            --         3,088
   Accrued liabilities ...........................................................        53,830        44,644
   Accrued taxes .................................................................        10,102         6,631
                                                                                      ----------    ----------
     Total current liabilities ...................................................        89,820        93,605
Long-Term Debt ...................................................................       172,847        79,322
Deferred Income Taxes ............................................................        61,320        21,575
Other Liabilities ................................................................        48,704        46,995
Minority Interest ................................................................             -         3,960
Shareholders' Equity:
   Common stock, no par value:
     40,000,000 shares authorized; 21,043,898 and 19,448,946 shares
       issued and outstanding ....................................................       232,023       196,532
   Retained earnings .............................................................        60,037        38,229
   Unearned compensation - restricted stock ......................................          (290)         (701)
   Cumulative foreign currency translation adjustments ...........................          (322)         (322)
                                                                                      ----------    ----------
     Total shareholders' equity ..................................................       291,448       233,738
                                                                                      ----------    ----------
     Total .......................................................................    $  664,139    $  479,195
                                                                                      ==========    ==========


                 See Notes to Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     All dollar amounts in the tabulations in the notes to the consolidated financial statements are stated in thousands unless otherwise indicated. All dollar amounts included in the text are in whole dollars, unless otherwise indicated. Certain reclassifications have been made in the 1996 and 1997 consolidated financial statements to conform with the 1998 presentation.

   The Company

     Pool Energy Services Co. (the "Company") was formed in November 1988 to acquire all of the oilfield services business of ENSERCH Corporation ("ENSERCH"), and such acquisition was consummated in April 1990. As used herein, except where the context otherwise requires, the term "Company" refers to Pool Energy Services Co., its subsidiary corporations and its unconsolidated affiliates. The Company operates in only one business segment - the oilfield services industry. Within the oilfield services industry, the Company provides services and products to oil and natural gas well operators for the workover, maintenance and plugging of existing oil and natural gas wells and for the drilling and completion of new oil and natural gas wells. In addition, the Company owns a fleet of offshore support vessels that provides marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. The Company operates in the United States, South America, the Middle East, Asia and Australia.

   Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and all subsidiaries in which a controlling interest is held. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company uses the equity method to account for affiliates in which it does not have control. In 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "FASB") reached a consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights" ("EITF 96-16"). EITF 96-16, which is effective for fiscal years ending after December 15, 1998, sets forth new criteria for evaluating whether or not the rights of the minority shareholder are sufficient to overcome the presumption that all majority-owned investees should be consolidated. After reviewing the guidance provided by EITF 96-16 with respect to what constitutes "control," together with the specific rights of the minority shareholder of Pool International Argentina S.A. ("PIASA") in the shareholders' agreement, the Company concluded that it could not clearly overcome the presumption that certain of the rights of the minority shareholder were substantive participating rights. Specific reasons for such conclusion are as follows: (i) the shareholders' agreement between the Company and the minority shareholder of PIASA requires the unanimous approval by PIASA's Board of Directors of the annual capital and operating budgets of PIASA and the making of any significant revisions to such budgets (two of the five Directors of PIASA are appointed by the minority shareholder) and (ii) the shareholders' agreement requires the unanimous approval by PIASA's Board of Directors for the purchase, leasing, chartering or other acquisition of property or assets, not already approved in the annual capital budget, which exceed $50,000. The minority rights identified above as participating rights are significant in the ordinary course of PIASA's business.

     Based on the foregoing, the Company concluded that it should change from consolidation accounting to the equity method for its 51% investment in PIASA, which it did effective January 1, 1998. Prior to

                            POOL ENERGY SERVICES CO.

January 1, 1998, 100% of PIASA's assets, liabilities, results of operations and cash flows were included in the Company's respective consolidated totals. The change in method of accounting had no effect on the Company's consolidated net income for the year ended December 31, 1998. The following table summarizes the effect of adopting EITF 96-16 on the Company's balance sheet at January 1, 1998.

                                                                    INCREASE
                                                                   (DECREASE)
                                                                   ----------
         Total Current Assets ..............................        $ (4,465)
         Property, Plant and Equipment - Net ...............         (11,583)
         Investment in and Noncurrent Receivables from
           Unconsolidated Affiliates .......................           8,161
         Goodwill, net .....................................          (1,542)
                                                                    --------
           Total ...........................................        $ (9,429)
                                                                    ========

         Total Current Liabilities .........................        $ (6,455)
         Deferred Income Taxes .............................             986
         Minority Interest .................................          (3,960)
                                                                    --------
           Total ...........................................        $ (9,429)
                                                                    ========

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

   Restricted Cash

     At December 31, 1998, $1.5 million was in a restricted investment account as collateral for an unconsolidated affiliate's short-term line of credit and overdraft facility. Such item is classified as restricted cash on the Company's balance sheet. The unconsolidated affiliate had drawn $1.5 million under the short-term facility at December 31, 1998.

                            POOL ENERGY SERVICES CO.

   Property, Plant and Equipment

     Depreciation of plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets. The components of a rig that generally require replacement during the rig's life have useful lives that range from three to 12 years. The basic rigs, excluding such components, have estimated useful lives from date of original manufacture ranging from 22 to 35 years. Offshore support vessels have estimated useful lives ranging from 15 to 25 years from date of construction. Other property and equipment have useful lives that range from three to seven years. Estimated salvage values are assigned to the rigs based on an individual assessment of each rig and generally approximate 15% of cost. Estimated salvage values are assigned to the offshore support vessels based on 10% of cost.

     Effective January 1, 1996 the Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets including certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Since adoption of this statement no impairment losses have been required.

   Goodwill

     Goodwill, totaling $60.1 million and $42.4 million at December 31, 1998 and 1997, respectively, represents the cost in excess of fair value of the net assets of companies acquired (see Note 5). Goodwill is amortized using the straight-line method over 25 to 30 years and is recorded net of accumulated amortization of $3.5 million and $1.3 million at December 31, 1998 and 1997, respectively. Amortization of goodwill for the years ended December 31, 1998, 1997 and 1996 amounted to $2.2 million, $0.7 million and $0.4 million, respectively. The carrying amount of unamortized goodwill is reviewed for potential impairment loss when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable.

   Deferred Costs

     Deferred costs consist primarily of drydocking costs incurred in conjunction with marine inspections of offshore support vessels and debt financing costs. Under applicable maritime regulations, vessels must be drydocked twice in a five-year period for inspection. Drydocking costs are deferred and amortized on a straight-line basis over a period normally not to exceed 30 months. Debt financing costs are amortized over the terms of the related borrowings. The major components of deferred costs are net unamortized deferred drydocking costs of $5.1 million at December 31, 1998 and unamortized debt financing costs, current and non-current portions, of $5.9 million and $1.5 million at December 31, 1998 and 1997, respectively.

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

                            POOL ENERGY SERVICES CO.

an employee must pay to exercise the option to acquire the stock;
accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25 no compensation cost is recognized.

     In October 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB 25. Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has disclosed in Note 4 the pro forma information required under SFAS 123.

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

   Fair Values of Financial Instruments

     The recorded amounts for financial instruments such as cash and cash equivalents, receivables, payables and forward exchange contracts approximate fair value due to the short-term nature of these instruments. The Company's investments in its unconsolidated affiliates are accounted for under the equity method.

     See Note 7 for a discussion of the fair value of long-term debt outstanding at December 31, 1998.

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

   Income Taxes

     The Company is subject to both U.S. and foreign income taxes. The Company accounts for income taxes based upon SFAS No. 109, "Accounting for Income Taxes" which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and available tax credit carryforwards.

                            POOL ENERGY SERVICES CO.

   Earnings Per Share of Common Stock

     In February 1997, the FASB issued SFAS 128 "Earnings Per Share," which established new standards for computing, presenting and disclosing earnings per share ("EPS"). This statement requires restatement of all prior-period EPS data presented herein. See Note 3.

   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts temporary cash investments to financial institutions with high credit standing and, by policy, limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. During 1998 and 1997, no single customer accounted for more than 10% of the Company's consolidated revenues. One customer accounted for approximately 11% of the Company's consolidated revenues in 1996. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

   Foreign Exchange Risk Management

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in the U.S. dollar. The Company uses forward exchange contracts as economic hedges of exposed net investments in foreign entities in which that exposure exceeds $0.2 million and for which contracts in the appropriate currency are available. The Company's foreign exchange contracts do not subject the Company to the risk of exchange rate movements because gains and losses on these contracts offset gains and losses on the exposed investments being hedged. Realized and unrealized gains and losses on these contracts are recognized currently in the statement of consolidated operations. The forward exchange contracts generally have maturities which do not exceed 31 days. The Company had forward exchange contracts to purchase $5.1 million in Australian dollars at December 31, 1998 and $2.3 million in Australian dollars, $1.8 million in Argentine pesos and $1.7 million in Malaysian ringgits at December 31, 1997. The Company does not hold or issue financial instruments for trading purposes.

2.   SUBSEQUENT EVENT

     On January 10, 1999, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") between the Company, Nabors Industries, Inc. ("Nabors") and Starry Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Nabors ("Merger Sub"). The Merger Agreement provides, subject to certain conditions set forth therein, that Merger Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of common stock, without par value, of the Company (the "Pool Common Stock") issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of its subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of common stock, par value $.10 per share, of Nabors (the "Nabors Common Stock"). The closing of the Merger is subject to certain conditions, including, among other things, the approval of the holders of at least two-thirds of the Pool Common Stock, the

                            POOL ENERGY SERVICES CO.

registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is expected to close in the second quarter of 1999.

3.   EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows:

                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                                           -----------------------------------
                                                                             1998         1997         1996
                                                                           ---------    ---------    ---------
                                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
     Net income for basic and diluted earnings per share ..............    $  21,808    $  26,678    $   9,640
                                                                           =========    =========    =========

     Weighted-average shares for basic earnings per share .............       20,659       19,257       16,505
                                                                           =========    =========    =========

     Effect of dilutive securities:
       Employee stock options .........................................          177          320          172
                                                                           ---------    ---------    ---------

     Adjusted weighted-average shares and assumed conversions for
       diluted earnings per share .....................................       20,836       19,577       16,677
                                                                           =========    =========    =========

   Basic earnings per share ...........................................    $    1.06    $    1.39    $     .58
                                                                           =========    =========    =========

   Diluted earnings per share .........................................    $    1.05    $    1.36    $     .58
                                                                           =========    =========    =========

     The 1998 EPS computation excludes options to purchase approximately 858,000 shares of common stock at exercise prices ranging from $10.00 per share to $35.50 per share (weighted average exercise price of $14.43 per share) that were outstanding during the third quarter of 1998 because such options were antidilutive. Additionally the computation excludes options to purchase approximately 747,000 shares of common stock at exercise prices ranging from $11.50 per share to $35.50 per share (weighted average exercise price of $15.01 per share) that were outstanding during the fourth quarter of 1998 because the inclusion of such options would have been antidilutive.

     The 1996 EPS computation excludes options to purchase approximately 593,000 shares of common stock at a weighted average exercise price of $10.26 per share that were outstanding during the first quarter of 1996 because such options were antidilutive.

                            POOL ENERGY SERVICES CO.

4.   SHAREHOLDERS' EQUITY

     The following is a summary of transactions affecting shareholders' equity for the last three fiscal years:

                                                                                          CUMULATIVE
                                                                            UNEARNED       FOREIGN
                                                                           COMPENSATION    CURRENCY
                                              COMMON         RETAINED      - RESTRICTED   TRANSLATION
                                               STOCK         EARNINGS        STOCK        ADJUSTMENTS
                                            -----------     -----------    -----------    -----------
Balance, January 1, 1996 .................. $   134,438     $     1,911    $        --    $      (322)
     Net income ...........................          --           9,640             --              -
     Issuance of common stock for:
         Stock options exercised ..........       3,376              --             --              -
         Public offering, net .............      47,455              --             --              -
     Issuance of restricted common stock ..         949              --           (949)             -
     Tax benefit from stock options
         exercised.........................         567              --             --              -
     Compensation expense .................          --              --             58              -
                                            -----------     -----------    -----------    -----------
Balance, December 31, 1996 ................     186,785          11,551           (891)          (322)
     Net income ...........................          --          26,678             --              -
     Issuance of common stock for:
         Stock options exercised ..........       3,300              --             --              -
         Business acquisition adjustment
             (see Note 7) .................       3,978              --             --              -
     Issuance of restricted common stock ..         272              --           (272)             -
     Forfeiture of restricted common stock          (46)             --             46              -
     Tax benefit from stock options
         exercised ........................       2,136              --             --              -
     Compensation expense .................         107              --            416              -
                                            -----------     -----------    -----------    -----------
Balance, December 31, 1997 ................     196,532          38,229           (701)          (322)
     Net income ...........................          --          21,808             --              -
     Issuance of common stock for:
         Stock options exercised ..........         379              --             --              -
         Business acquisition..............      34,254              --             --              -
     Issuance of restricted common stock ..         382              --           (147)             -
     Forfeiture of restricted common stock          (69)             --             69              -
     Tax benefit from stock options
         exercised ........................         209              --             --              -
     Compensation expense .................         336              --            489              -
                                            -----------     -----------    -----------    -----------
Balance, December 31, 1998 ................ $   232,023     $    60,037    $      (290)   $      (322)
                                            ===========     ===========    ===========    ===========

   Common Stock

     On March 31, 1998, the Company issued 1,538,462 shares of its common stock, valued at $34.3 million, net of expenses, to the sellers of Sea Mar, Inc. ("Sea Mar"), a privately-owned offshore support vessel company, as partial consideration for the purchase of all the outstanding capital stock of Sea Mar. See Note 5 for a further discussion of the acquisition.

                            POOL ENERGY SERVICES CO.

     In July 1996, the Company completed the sale to the public of 4,600,000 shares of its common stock, no par value, from which it received cash proceeds of approximately $47.5 million, net of expenses. The Company used the net proceeds principally as follows: (i) $10.9 million in connection with the August 1996 acquisition of a 51% interest in PIASA, a newly formed Argentina corporation which provides well-servicing, workover and drilling services in Argentina, (ii) approximately $9 million in connection with the October 1996 acquisition of the 51% interest not already owned by the Company in Antah Drilling Sdn. Bhd. ("Antah Drilling"), (iii) $4.5 million in connection with the June 1996 Western Oil Well Service Co. ("Western Oil") asset acquisition, (iv) $8.4 million in connection with the refurbishment of Rig 18, a previously idle platform drilling rig in the Gulf of Mexico, and (v) for repayment of debt under the Company's syndicated bank revolving line of credit and general corporate purposes. The amounts described above include both acquisition expenditures and related working capital advances. See Note 5 for additional descriptions of these acquisitions.

   Preferred Stock

     The 1,000 shares of the Company's authorized and issued preferred stock are currently held in treasury.

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

     The Rights may be redeemed by the Company in whole, but not in part, at a redemption price of $.01 per Right at any time prior to the Rights becoming exercisable. The Rights will expire in June 2004. Until the Rights become exercisable, they have no dilutive effect on earnings per share. As of December 31, 1998, a total of 6,430,234 shares of the Company's common stock were reserved for issuance upon exercise of Rights.

     Effective as of January 10, 1999, the Rights Agreement was amended to provide that the Rights will expire immediately prior to the effective time of the Merger and that neither the execution of the Merger Agreement nor the consummation of the Merger will, among other things, constitute a Triggering Event.

                            POOL ENERGY SERVICES CO.

     The description and terms of the Rights are set forth in a Rights Agreement between the Company and the First National Bank of Boston, as Rights Agent.

   Stock Incentive Plans

     The Company's 1993 Employee Stock Incentive Plan is for officers and key employees, which plan reserved for issuance up to 600,000 shares of the Company's common stock. In 1997, the plan was amended to increase the number of shares of the Company's common stock reserved for issuance thereunder by 850,000 shares (thereby resulting in 1,450,000 shares reserved). The shares may be issued upon the exercise of non-qualified stock options granted under the plan or may be granted as restricted stock awards or bonus stock awards. Subject to earlier termination under certain circumstances, stock options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. As of December 31, 1998 the Company had issued 93,262 shares as a result of the exercise of options pursuant to such plan. Shares of common stock awarded as restricted stock are subject to restrictions on transfer and subject to risk of forfeiture until earned by continued employment or the achievement of specific goals. During the restriction period, holders of restricted stock have the right to vote; cash dividends, if any, are accrued but not paid until satisfaction of the applicable restrictions. As of December 31, 1998, the Company had awarded 76,972 shares of restricted stock, net of forfeitures, pursuant to such plan.

     The Company also has a 1990 Employee Stock Option Plan for officers and key employees, which plan reserved for issuance up to 1,000,000 shares of the Company's common stock, of which 636,049 shares had been issued as of December 31, 1998 through the exercise of options. Subject to earlier termination under certain circumstances, options are exercisable over a ten-year term and, unless specified otherwise at the time of the grant, vest at the rate of 25 percent per year of continuous employment following the grant of the options. Since the adoption of the 1993 Employee Stock Incentive Plan, no additional options may be granted under the 1990 Employee Stock Option Plan.

     Effective February 1996, the Company adopted the 1996 Directors' Stock Incentive Plan for members of its Board of Directors who are not full-time employees of the Company. The plan reserved for issuance up to 200,000 shares of the Company's common stock which may be issued upon the exercise of stock options or may be awarded as restricted stock. The plan provides for each person who is elected or appointed a director for the first time after the effective date to receive automatically an initial stock option of 8,000 shares and to receive automatically a stock option for 4,000 shares on the date of each Annual Meeting of Shareholders after the initial grant at which such director is reelected. Options expire ten years after the date of grant. Each option becomes exercisable at the end of one year from the date of grant. Also, each director receives an award of 1,000 shares of restricted stock, with a one-year restriction period, on the date of each Annual Meeting of Shareholders. As of December 31, 1998, the Company had issued 16,000 shares as the result of the exercise of options and had awarded 15,000 shares of restricted stock, net of forfeitures, pursuant to such plan.

     The Company also has a 1991 Directors' Stock Option Plan for members of its Board of Directors who are not full-time employees of the Company. Such plan reserved for issuance up to 150,000 shares of the Company's common stock, of which 74,000 shares had been issued as of December 31, 1998 through the exercise of options. Subject to earlier termination under certain circumstances, options expire ten years after the date of the grant. Each option becomes exercisable as to 50% of the shares covered thereby at the end of one year from the date of grant and as to the remaining 50% at the end of two years from the date of grant. Since the adoption of the 1996 Directors' Stock Incentive Plan no additional options may be granted under the 1991 Directors' Stock Option Plan.

                            POOL ENERGY SERVICES CO.

     The fair market value at the date the restricted stock was issued has been recorded as unearned compensation - restricted stock and is shown as a separate component of shareholders' equity. The unearned restricted stock compensation is amortized to operations over the related restriction period. The following table summarizes the restricted stock activity related to the Company's plans:

                                                                                    1998          1997
                                                                                ------------   -----------
                                                                              (IN THOUSANDS EXCEPT NUMBER OF
                                                                                SHARES AND PER SHARE AMOUNTS)
     Number of restricted shares awarded ..................................        16,823         13,500
     Weighted average fair market value on date of issue ..................       $ 19.69        $ 23.89
     Restricted stock outstanding at December 31 ..........................        91,972         78,149
     Pre-tax compensation expense .........................................       $   489        $   416

     The exercise price of options under all plans is the fair market value per share on the date the options are granted. The exercise of stock options results in a U.S. tax deduction to the Company equal to the income tax effect of the difference between the exercise price and the market price at the exercise date. For financial reporting purposes, this tax benefit is accounted for as a credit to common stock. During 1998 and 1997, $0.2 million and $2.1 million, respectively, were credited to common stock as a result of the tax benefit associated with stock option exercises. The following table summarizes the stock option activity related to the Company's plans (shares in thousands):

                                       1998                       1997                       1996
                               -------------------------   ------------------------   --------------------------
                                        WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                SHARES   EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                               -------- ----------------   ------    --------------   --------  ----------------
Outstanding, January 1 .......     877      $11.40          1,043       $ 9.42          1,142       $ 9.07
     Granted .................     600      $12.74            197       $18.85            274       $10.81
     Exercised ...............     (41)     $ 9.20           (348)      $ 9.49           (361)      $ 9.36
     Forfeited ...............      (5)     $21.04            (15)      $16.01            (12)      $ 9.17
                               -------                     ------                     -------
Outstanding, December 31 .....   1,431      $11.99            877       $11.40          1,043       $ 9.42
                               =======                     ======                     =======
Exercisable, December 31 .....     558      $10.26            394       $ 9.05            569       $ 9.04

     The following table summarizes information about the stock options outstanding at December 31, 1998 (shares in thousands):

                                      OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    -----------------------------------------------------   ---------------------------------
                    NUMBER OF SHARES   WEIGHTED-AVERAGE                     NUMBER OF SHARES
    RANGE OF         OUTSTANDING AT        REMAINING      WEIGHTED-AVERAGE  EXERCISABLE AT     WEIGHTED-AVERAGE
 EXERCISE PRICES    DECEMBER 31, 1998  CONTRACTUAL LIFE    EXERCISE PRICE   DECEMBER 31, 1998  EXERCISE PRICE
 ---------------    -----------------  ----------------    --------------   -----------------  --------------
$ 6.125   - $ 8.75         362             6.9 years          $ 7.68               182              $ 7.29
$ 9.25    - $13.50         904             7.5 years          $11.68               359              $10.84
$18.34375 -
     $24.00                114             9.2 years          $19.14                 4              $24.00
$31.8125  -
     $35.50                 51             8.7 years          $31.88                13              $31.88
                         -----                                                   -----
                         1,431                                                     558
                         =====                                                   =====

                            POOL ENERGY SERVICES CO.

     The Company applies the intrinsic value based method of APB 25 in accounting for its employee stock incentive plans. Accordingly, no compensation expense has been recognized for any stock options issued under the employee plans. Had compensation expense for stock options granted to employees been recognized based on the fair value at the grant dates, using the methodology prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                              1998         1997         1996
                                                                           ---------    ---------    ---------
                                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
     Net Income:
       As reported ....................................................    $  21,808    $  26,678    $   9,640
       Pro forma ......................................................       20,510       26,038        9,240

     Earnings Per Share of Common Stock:
       As reported ....................................................    $    1.06    $    1.39    $     .58
       Pro forma ......................................................          .99         1.35          .56

     Earnings Per Share of Common Stock - assuming dilution:
       As reported ....................................................    $    1.05    $    1.36    $     .58
       Pro forma ......................................................          .99         1.33          .56

     SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $9.46, $12.69 and $6.42, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                                       YEAR OF GRANT
                                                                           -----------------------------------
                                                                              1998         1997         1996
                                                                           ---------    ---------    ---------
         Risk-free interest rate ......................................        5.39%        6.67%       6.36%
         Expected life of options .....................................      8 years      8 years     8 years
         Expected volatility of the Company's stock price .............          70%          51%         43%
         Expected dividends ...........................................         none         none        none

5.  ACQUISITIONS

   1998 Acquisition

     Sea Mar, Inc. On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, a privately-owned Louisiana-based offshore support vessel company with a fleet of 23 vessels operating primarily in the Gulf of Mexico, for approximately $76.0 million in cash, including a $14.7 million post-closing purchase price adjustment, and 1,538,462 shares of the Company's common stock (the "Sea Mar Acquisition"). The purchase price adjustment, which has been paid in full, was based on the amount by which the shareholders' equity in Sea Mar at March 31, 1998 exceeded the amount that existed at August 31, 1997. The Company is obligated to pay additional cash consideration of approximately $2.5 million as a result of Sea Mar's financial performance for the fiscal year ended December 31, 1998 and has recorded such amount as a liability in the accompanying December 31, 1998 consolidated balance sheet. The Company is also obligated to pay additional cash consideration contingent upon Sea Mar's financial performance for the fiscal year ending

                            POOL ENERGY SERVICES CO.

December 31, 1999, up to a maximum of $10 million. Such amount will not be recorded as a liability of the Company until earned.

     The acquisition was accounted for under the purchase method of accounting, and Sea Mar's results of operations are included in the Company's consolidated financial statements from the date of the acquisition. The purchase price was allocated based on preliminary estimates of the fair market value of the assets acquired and the liabilities assumed as of the date of acquisition. The purchase price allocation is subject to adjustment as additional information becomes available and is evaluated. The primary items that may be subject to further adjustment are fair value assessments of property, plant and equipment and reserves for income taxes. The preliminary purchase price allocation resulted in goodwill of approximately $23.5 million, which is being amortized on a straight-line basis over 25 years.

     Expenditures for the acquisition, including acquisition costs, less cash acquired were as follows:

         Fair value of assets acquired (including goodwill) ...............       $178,918
         Company's common stock issued ....................................        (34,254)
         Liability for additional cash consideration payable to sellers ...         (2,500)
         Liabilities assumed ..............................................        (66,207)
                                                                                  --------
         Cash paid, including acquisition related expenditures ............         75,957
         Less:  cash acquired .............................................         10,831
                                                                                  --------
         Net cash used for the acquisition ................................       $ 65,126
                                                                                  ========

     Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. One new vessel was delivered in January 1999 and the remaining nine vessels are scheduled to be delivered between early 1999 and late 2000.

     The following unaudited pro forma summary of financial information presents the Company's consolidated results of operations as if the Sea Mar Acquisition had occurred at the beginning of the periods indicated, after including the impact of certain adjustments, such as: additional depreciation expense, amortization of goodwill, amortization of the portion of the purchase price allocated to a noncompete agreement, reduction of gains on sales due to the purchase price allocation, increased interest expense and amortization of the related debt financing costs associated with the $150 million of notes, reduction of interest expense for the repayment of existing Sea Mar debt and repayments on the Company's syndicated bank credit agreement and related income tax effects thereon.

                                                                         YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------------------
                                                                   1998                          1997
                                                       ---------------------------    --------------------------
                                                        AS REPORTED     PRO FORMA     AS REPORTED     PRO  FORMA
                                                       -----------     -----------    -----------    -----------
                                                                (In thousands except earnings per share)
         Revenues ...................................  $   455,741     $   469,274    $   451,922    $   497,736
                                                       ===========     ===========    ===========    ===========
         Net Income .................................  $    21,808     $    24,000    $    26,678    $    30,642
                                                       ===========     ===========    ===========    ===========
         Earnings Per Share of Common Stock .........  $      1.06     $      1.14    $      1.39    $      1.47
                                                       ===========     ===========    ===========    ===========
         Weighted Average Shares Outstanding ........       20,659          21,034         19,257         20,795
                                                       ===========     ===========    ===========    ===========
         Earnings Per Share of Common Stock -
              assuming dilution .....................  $      1.05     $      1.13    $      1.36    $      1.45
                                                       ===========     ===========    ===========    ===========
         Weighted Average Shares Outstanding ........       20,836          21,211         19,577         21,115
                                                       ===========     ===========    ===========    ===========

                            POOL ENERGY SERVICES CO.

    The preceding pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the Sea Mar Acquisition had taken place at the beginning of the periods presented, nor is it necessarily indicative of future operating results.

   1997 Acquisitions

     A.A. Oilfield Service, Inc. In November 1997, the Company acquired all of the outstanding capital stock of privately owned A.A. Oilfield Service, Inc. ("A.A.") for $4.1 million in cash. This acquisition included 18 oilfield trucks, one salt water disposal well and related equipment based in Hobbs, New Mexico. This acquisition was financed through borrowings under the Company's syndicated bank credit agreement.

     Trey Services, Inc. In October 1997, the Company acquired all of the outstanding capital stock of Trey Services, Inc. ("Trey") and certain associated operating assets for cash of $31.3 million. Prior to the acquisition, Trey, through its wholly owned subsidiary R & H Well Service, Inc. ("R&H"), operated a fleet of approximately 67 land well-servicing rigs, 104 oilfield trucks, 430 fluid storage tanks and five brine and disposal wells in the Permian Basin of West Texas. This acquisition was financed through borrowings under the Company's syndicated bank credit agreement.

     D A & S Oil Well Servicing, Incorporated. In June 1997, the Company acquired all of the outstanding capital stock of D A & S Oil Well Servicing, Incorporated ("DA&S"), a privately owned well-servicing company with a fleet of 37 land well-servicing rigs, for $10.5 million, consisting of long-term notes in the amount of $10.1 million and $0.4 million in cash.

     Each of the 1997 acquisitions discussed above was recorded under the purchase method of accounting, and accordingly, the results of operations of each acquired entity have been included in the accompanying consolidated financial statements from the date such entity was acquired. The purchase price of each acquisition was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition. Such allocations resulted in goodwill of approximately $28.4 million, which is being amortized on a straight-line basis over 25 years.

   1996 Acquisitions

     Antah Drilling Sdn. Bhd. In October 1996, the Company acquired the 51% interest that it did not already own in Antah Drilling and, in March 1997, such entity's name was changed to Pool International (Malaysia) Sdn. Bhd. ("Pool Malaysia"). The purchase price and the repayment of certain indebtedness that Antah Drilling owed to the Company's former partner in that venture totaled $9.0 million. Pool Malaysia's assets included Rig 489, a 2,000 horsepower offshore platform drilling rig, which commenced a three-year contract in Australia in August 1996, and an offshore platform workover rig currently operating under a term contract in Malaysia. In connection with the Antah Drilling acquisition, the Company agreed to assume liability under Antah Drilling's term loans, which aggregated $14.6 million. Prior to the date of acquisition, Antah Drilling was accounted for under the equity method based upon the Company's 49% ownership interest.

     Pool International Argentina S. A. In August 1996, the Company acquired for approximately $8.7 million in cash a 51% interest in PIASA. PIASA owns nine land drilling rigs and 11 land workover rigs, all of which are located in Argentina. Effective January 1, 1998, the Company began accounting for the 51% interest in PIASA under the equity method. See Note 1.


     Each of the 1996 acquisitions discussed above was recorded under the purchase method of accounting and, accordingly, the results of operations of each acquired entity have been included in the accompanying consolidated financial statements from the date such entity was acquired. The purchase price of each

                            POOL ENERGY SERVICES CO.

acquisition was allocated based on the estimated fair market value of the assets acquired and liabilities assumed at the date of acquisition.

     Western Oil. In June 1996, the Company purchased the operating assets, including approximately 23 land well-servicing rigs, of Western Oil for approximately $4.0 million in cash.

6.  INCOME TAXES

     Provision for income taxes is summarized below:

                                                                              FOR THE YEAR ENDED DECEMBER 31
                                                                           -----------------------------------
                                                                              1998         1997         1996
                                                                           ---------    ---------    ---------
Current:
     Federal ..........................................................    $   6,000    $   2,998    $     166
     State ............................................................        1,717          539          316
     Foreign ..........................................................        3,764        1,428        2,864
                                                                           ---------    ---------    ---------
         Total current ................................................       11,481        4,965        3,346
                                                                           ---------    ---------    ---------
Deferred:
     Federal ..........................................................        1,633        9,503        4,680
     State ............................................................         (590)          --           --
     Foreign ..........................................................        1,001        1,238         (502)
                                                                           ---------    ---------    ---------
         Total deferred ...............................................        2,044       10,741        4,178
                                                                           ---------    ---------    ---------
     Provision for income taxes .......................................    $  13,525    $  15,706    $   7,524
                                                                           =========    =========    =========

     The 1998 current federal income tax provision includes the effect of utilizing all of the Company's available U.S. federal net operating loss ("NOL") carryforwards and $1.2 million of alternative minimum tax ("AMT") carryforwards to reduce its U.S. federal regular income tax liability. The provision for deferred U.S. federal income taxes in 1998 includes a corresponding decrease in deferred tax assets due to the utilization of the federal NOL and AMT carryforwards.

     The 1997 current federal provision includes approximately $3.0 million in AMT. As AMT is effectively a prepayment of regular income taxes, a corresponding deferred tax benefit was also recorded. The 1997 deferred tax provision also includes a decrease in deferred tax assets due to the utilization of U.S. federal NOL carryforwards.

     The deferred federal income tax provision in 1996 resulted primarily from a decrease in deferred tax assets due to the utilization of U.S. federal NOL carryforwards.

                            POOL ENERGY SERVICES CO.

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities as of December 31, 1998 and 1997 were as follows:

                                                          1998                               1997
                                            -------------------------------     ------------------------------
                                             DEFERRED TAX     DEFERRED TAX      DEFERRED TAX     DEFERRED TAX
                                                ASSETS         LIABILITIES         ASSETS         LIABILITIES
                                            --------------    -------------     -------------    -------------
Investment in subsidiaries and affiliates   $        2,130    $       1,806     $       2,131    $       1,811
Property .................................              --           80,155               244           43,603
Deferred gain on sale and leaseback ......           6,008               --                --               --
Personal injury and property
  damage claims ..........................           2,647               --             4,779               --
Leases ...................................           6,482               --             7,814               --
Accrued liabilities ......................          10,177               24             7,453               --
Deferred dry dock costs ..................              --            1,936                --               --
Inventory valuation ......................             318               --               405               26
Accounts receivable valuation ............             629               --               861               --
Net operating loss carryforward ..........           2,423               --             8,826               --
AMT credit carryforward ..................           1,848               --             2,998               --
Other ....................................           1,071              386             1,219              799
                                            --------------    -------------     -------------    -------------
  Subtotal ...............................          33,733           84,307            36,730           46,239
Valuation allowance ......................          (2,167)              --            (3,472)              --
                                            --------------    -------------     -------------    -------------
  Total ..................................  $       31,566    $      84,307     $      33,258    $      46,239
                                            ==============    =============     =============    =============

     The total valuation allowance decreased a net $1.3 million in 1998 and $1.9 million in 1997.

     At December 31, 1998, the Company had fully utilized its available U.S. federal NOL carryforwards to reduce its 1998 U.S. federal regular income tax liability. The $1.8 million AMT credit carryforward at December 31, 1998 is primarily from 1997 and can be carried forward indefinitely to reduce U.S. federal regular income taxes in future years. State NOL carryforwards have been substantially reserved for in the Company's consolidated balance sheet.

     The Company had $9.3 million of foreign NOL carryforwards at December 31, 1998, with $0.1 million fully reserved. Management believes the Company will generate future foreign taxable income sufficient to utilize the remaining $9.2 million of foreign NOL carryforwards with $0.9 million expiring after 2000, $1.9 million expiring after 2001, $1.2 million expiring after 2002 and $5.2 million expiring after 2003.

                            POOL ENERGY SERVICES CO.

     A reconciliation between income taxes computed at the U.S. federal statutory rate and the Company's income taxes for financial reporting purposes is shown below:

                                                                                FOR THE YEAR ENDED DECEMBER 31
                                                                           --------------------------------------
                                                                             1998           1997           1996
                                                                           --------       --------       --------
Income before income taxes and minority interest .....................     $ 35,333       $ 42,297       $ 17,061
U.S. federal statutory tax rate ......................................           35%            35%            35%
Provision for income taxes computed at U.S. federal
   statutory tax rate ................................................     $ 12,367       $ 14,804       $  5,971
Effect of:
   Foreign tax rates different than U.S. federal statutory tax rate ..       (1,117)          (640)           738
   State income taxes ................................................          733            350            205
   Amortization of goodwill ..........................................          784            237            136
   Other - net .......................................................          758            955            474
                                                                           --------       --------       --------
Provision for income taxes ...........................................     $ 13,525       $ 15,706       $  7,524
                                                                           ========       ========       ========
Effective income tax rate ............................................         38.3%          37.1%          44.1%
                                                                           ========       ========       ========


     Foreign income before income taxes is defined as income generated from operations in a foreign country, regardless of whether it is currently reportable for U.S. tax purposes. Components of income before income taxes and minority interest are as follows:

                                                                     FOR THE YEAR ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                     1998         1997         1996
                                                                  ---------     --------     --------
Domestic .....................................................    $  14,910     $ 28,250     $  9,423
Foreign ......................................................       20,423       14,047        7,638
                                                                  ---------     --------     --------
     Total ...................................................    $  35,333     $ 42,297     $ 17,061
                                                                  =========     ========     ========

     The earnings of the Company's foreign subsidiaries and affiliates are indefinitely invested outside the United States, and the Company estimates that no U.S. income taxes would be payable upon distribution of those unremitted earnings.

     The Company is subject to taxation in many jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. At December 31, 1998, foreign income tax returns for prior years of certain foreign subsidiaries, unconsolidated affiliates and related entities were under examination and/or tax deficiencies had been assessed. In the opinion of management, any additional provisions for taxes which may ultimately be determined to be required as a result of such examinations or assessments will not be material to the Company's financial statements.

                            POOL ENERGY SERVICES CO.

7.  LONG-TERM DEBT, CREDIT AGREEMENT AND SHORT-TERM LINES OF CREDIT

     Long-term debt consisted of the following at December 31:

                                                            1998         1997
                                                          --------     --------
8 5/8% Senior Subordinated Notes Due 2008, Series B ..    $150,000     $     --
Revolving Credit Agreement Loans ....................       10,000       65,800
9% Notes (DA&S) .....................................        9,600       10,050
10% Notes (GPC) .....................................        3,872        4,497
                                                          --------     --------
                                                           173,472       80,347
Less current maturities of long-term debt ...........          625        1,025
                                                          --------     --------
                                                          $172,847     $ 79,322
                                                          ========     ========

   Senior Subordinated Notes

     On March 31, 1998, the Company issued its 8 5/8% Senior Subordinated Notes Due 2008, Series A in the aggregate principal amount of $150 million (the "Old Notes"). The net proceeds from the sale of the Old Notes were used to fund the cash portion of the purchase price for Sea Mar (see Note 5), to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement"). In June 1998, the Company offered to exchange its 8 5/8% Senior Subordinated Notes Due 2008, Series B (the "New Notes," and together with the Old Notes, the "Notes"), which have been registered under the Securities Act of 1933, as amended, (the "Securities Act") for any and all of the outstanding Old Notes (the "Exchange Offer"). The terms of the New Notes are identical in all material respects to the terms of the Old Notes, except that the New Notes have been registered under the Securities Act and are generally freely transferable by holders thereof and are issued without any covenant by the Company regarding registration under the Securities Act. The Exchange Offer was completed on July 15, 1998, whereupon all of the Old Notes were tendered and exchanged for New Notes.

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

     The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed, jointly and severally, by all of the Company's wholly owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The Notes contain certain covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries. See Note 15 for the condensed consolidating financial information for Pool Energy Services Co., the Subsidiary Guarantors and the other subsidiaries of the Company that are not guarantors of the Notes (the "Non-Guarantor Subsidiaries").

     The Company incurred $4.8 million of debt financing costs during 1998 in connection with the Notes offering, which is being amortized over the term of the notes.

                            POOL ENERGY SERVICES CO.

   Credit Agreement

     On September 30, 1997, the Company entered into a three-year $130 million credit agreement to replace its existing $40 million revolving bank line of credit and $15.6 million of long-term debt and to provide financing for future growth opportunities. In March 1998, simultaneously with the issuance of the Old Notes and the closing of the Sea Mar Acquisition, the Company executed an amendment to the credit agreement to increase maximum availability thereunder from $130 million to $180 million, including up to $15 million that may be used to support letters of credit. At December 31, 1998, the Company had drawn $10.0 million in cash under the Credit Agreement, and an additional $10.0 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the acquisition of Golden Pacific Corp ("GPC") in 1995, leaving $160.0 million unused and available.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either, (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period. Based upon the Company's leverage ratio at December 31, 1998, the applicable Eurodollar margin would be 1.00% for borrowings during the first quarter of 1999. The applicable interest rate was 6.05% at December 31, 1998. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. A commitment fee of 1/2 of 1% per annum is payable on the average daily unused portion of the $180 million commitment. There are also letter of credit fees that range from 1% to 1.75% per annum (depending on the Company's leverage ratio) for letters of credits outstanding. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

     The Company incurred $0.7 million and $1.6 million of debt financing costs during 1998 and 1997, respectively, in connection with the Credit Agreement, which are being amortized over the term of the agreement.

   DA&S Notes

     In June 1997, as partial consideration for the acquisition of DA&S, the Company issued 9% notes aggregating $10.1 million, the last of which are due in 2003. These notes are collateralized by security interests in (i) the well-servicing rigs and related equipment of the acquired business, which had an aggregate net book value of $3.8 million at December 31, 1998 and (ii) certain real property of the acquired business which had a carrying value of $0.6 million at December 31, 1998.

                            POOL ENERGY SERVICES CO.

   GPC Notes

     In June 1995, as partial consideration for the acquisition of GPC, the Company issued 10% notes aggregating $11.5 million due in 2005. The outstanding principal amount of such notes was reduced $4.0 million as of August 31, 1997 as a result of an August 1997 agreement between the sellers of GPC ("Sellers") and the Company that resolved certain issues that had arisen in connection with the GPC purchase agreement. There was a corresponding $4.0 million increase to common stock, as the August 1997 agreement effectively revalued the shares of the Company's common stock received by the Sellers in connection with the June 1995 acquisition. The August 1997 agreement also resulted in a further reduction of $0.9 million, as of November 30, 1997, of the Sellers' notes in satisfaction of a receivable from the Sellers of like amount. Due to the principal reductions described above, payment of these notes is now due to be completed in 2002. These notes are collateralized by (i) the well-servicing rigs and related equipment of the acquired business which had an aggregate net book value of $6.4 million at December 31, 1998, (ii) certain real property of the acquired business which had a carrying value of $1.3 million at December 31, 1998, and
(iii) a $3.9 million letter of credit. The agreement pertaining to the notes contains various restrictive covenants, including covenants pertaining to the creation of certain encumbrances, the transaction of certain mergers or sales of assets, the creation of certain additional debt and other matters.

     The annual maturities of long-term debt outstanding as of December 31, 1998 (including current portion) are as follows:

                  1999 ..........................     $    625
                  2000 ..........................       12,625
                  2001 ..........................        5,054
                  2002 ..........................        3,632
                  2003 ..........................        1,536
                  Thereafter ....................      150,000
                                                      --------
                                                      $173,472
                                                      ========


     Borrowings outstanding under the Credit Agreement at December 31, 1998 approximate fair value, as the individual borrowings bear interest at current market rates. The fair value of the Company's $150 million Notes is approximately $138.8 million, based on the quoted market price at December 31, 1998. The fair value of the Company's remaining long-term debt which bears interest at fixed interest rates (carrying value of approximately $13.4 million at December 31, 1998) is estimated to be $14.8 million, based on the discounting of future cash flows using the Company's incremental borrowing rate at December 31, 1998 for similar instruments.

     These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgement. Changes in assumptions or estimation methods may significantly affect the fair value estimates.

   Short-term Lines of Credit

     At December 31, 1998, the Company's unconsolidated affiliates had $5.5 million of unused short-term lines of credit and overdraft facilities.

                            POOL ENERGY SERVICES CO.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

   Legal Proceedings

     The Company is routinely involved in litigation incidental to its business, which often involves claims for significant monetary amounts, some, but not all, of which would be covered by insurance. In the opinion of management, none of the existing litigation will have any material adverse effect on the Company.

   Personal Injury and Property Damage Liability Claims

     Some of the operations of the Company are hazardous, and the Company has experienced personal injury and property damage incidents. For claims prior to 1990, the Company maintains a reserve for the self-insured portion of its personal injury and property damage coverage. Periodically, the Company evaluates the adequacy of this reserve as compared with estimated settlements for filed and anticipated claims. Estimated settlements for claims are based on the Company's historical experience, type of claim, knowledge of the specific circumstances of the claim and judgment of the possible effect that future economic and legal factors might have on the ultimate settlement of the claim. The Company believes that for claims prior to 1990, the accrued liability for personal injury and property damage claims aggregating $2.4 million at December 31, 1998 is adequate.

     Beginning in 1990, the Company obtained workers' compensation and third-party liability insurance under which its exposure to the risks covered by those policies is significantly lower than under the pre-1990 coverage. The Company provided $4.4 million, $4.0 million and $3.5 million in 1998, 1997 and 1996, respectively, as estimates of the aggregate uninsured portion of claims incurred after 1989. The accrued liability for the uninsured portion of workers' compensation and third-party claims incurred after 1989 was $8.0 million at December 31, 1998, of which $0.4 million was held in a deposit account accessible by the insurance underwriters. In addition, at December 31, 1998 the Company had a $0.2 million receivable related to claims payments made by the Company that are reimbursable by insurance underwriters.

     In connection with business acquisitions in 1995 and 1997, the Company assumed liabilities for the uninsured portions of workers' compensation and third-party liability claims incurred prior to the date the businesses were acquired. The accrued liability for such was $2.4 million at December 31, 1998. Similar liabilities were not assumed for the 1996 and 1998 acquisitions.

   Lease Commitments

     At December 31, 1998, the Company had a number of noncancelable long-term operating leases, principally for yards and office space, rigs, computer equipment, and a manufacturing and storage facility, with various expiration dates. Future minimum net rentals under such leases aggregate $10.8 million for 1999; $9.5 million for 2000; $9.3 million for 2001; $9.1 million for 2002; $4.7 million for 2003; and $3.7 million thereafter. Rental expense incurred under operating leases aggregated $13.3 million in 1998, $13.0 million in 1997 and $13.5 million in 1996.

     The Company has an operating lease, effective through March 2003, for a 65-acre facility at San Angelo, Texas which it previously used for rig and equipment manufacturing and storage. The annual lease payments, which are included in future minimum net rentals above, are $4.4 million through March 2003. Effective October 1, 1994, the Company vacated this facility and subleased it in its entirety under an operating sublease which expired in September 1997. The sublease provided for minimum sublease payments of $0.5 million per

                            POOL ENERGY SERVICES CO.

year for three years. In September 1988, the Company, anticipating that it would not be able to fully utilize the facility for a period of years, accrued a $15.9 million liability for the expected underutilization. After September 1988, the cost associated with the unutilized portion of the facility was charged against this accrued liability, which as of the fourth quarter of 1994, had substantially been used. For the remainder of the lease term, the Company did not anticipate utilizing any of this facility in its future operations nor did it expect to be able to sublease this facility to third parties for an amount equivalent to the annual lease payments; therefore, in the fourth quarter of 1994 the Company recorded a provision for leasehold impairment of $23.6 million (see Note 11). The provision recognized all future lease expense, net of anticipated sublease income.

     In December 1993 the Company entered into sale and leaseback agreements with a leasing company with respect to three offshore jackup rigs located in the Gulf of Mexico, of which two rigs were still under lease in 1998. The leases were classified as operating leases and had an aggregate annual lease rate of approximately $0.8 million per year. The sale and leaseback agreements also required the Company to place cash in a restricted investment account to serve as collateral for the leases; however, during 1997 the leasing company no longer required this collateral and the restricted cash was returned to the Company. The Company purchased the two rigs for $2.3 million in December 1998 through the exercise of a purchase option.

     In December 1998 the Company entered into new sale and leaseback agreements with another leasing company with respect to the two offshore jackup rigs purchased under the previous sale and leaseback arrangement. The jackup rigs were sold to the new leasing company for $20.0 million in cash. The $16.3 million net aggregate gain realized from such transactions was not immediately recognized in income, but was deferred in the consolidated balance sheet at December 31, 1998 and will be amortized to income (as reductions in rental expense) over the six-year lease term.

     The current leases for the two offshore jackup rigs, classified as operating leases, have an aggregate annual lease rate of approximately $2.7 million through December 2004. The company has the option to purchase the two rigs on the third anniversary date of the commencement of the leases and each subsequent anniversary date thereafter at a price, at the lessee's option, equal to the then fair market value or a percentage of the original purchase price of the equipment as set forth in the lease agreements.

   Vessel Construction

     Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. One new vessel was delivered in January 1999 and the remaining nine vessels are scheduled to be delivered between early 1999 and late 2000.

                            POOL ENERGY SERVICES CO.

   Employment Contract

     In connection with the Sea Mar Acquisition, the Company entered into a three-year employment contract with an executive officer of Sea Mar. The Company's salary and bonus obligation remaining at December 31, 1998 under such contract was approximately $0.6 million.

   Other Contingent Liabilities

     In connection with the Company becoming an independent public company, ENSERCH and the Company entered into a contingent support agreement which relates to ENSERCH's guarantee of the Company's lease obligations with respect to the facility in San Angelo, Texas, through March 2003 ($19.6 million outstanding at December 31, 1998). The Company is obligated to reimburse ENSERCH for any amounts paid out under this guarantee.

9. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

   Pension Plans

     Prior to January 1, 1999, the Company provided retirement benefits to substantially all of its domestic employees under the Pool Company Retirement Income Plan (the "Plan"). On June 19, 1998, the Plan was amended to freeze participation in the Plan as of January 1, 1998 and to discontinue benefit accruals under the Plan as of December 31, 1998. Benefits under the Plan were frozen and participants became fully vested in their accrued retirement benefit on such date, resulting in a curtailment gain of $3.4 million which was used to substantially offset the Plan's unrecognized net actuarial loss at December 31, 1998.

     Certain management employees continue to earn retirement benefits under the Company's supplementary executive retirement plans.

   Postretirement Benefits Other Than Pensions

     The Company provides certain postretirement health care and life insurance benefits to eligible retirees who have attained specific age and years of service requirements. The benefits are paid from the general funds of the Company and, in the case of the health care benefits, are partially funded by contributions from the retirees. During 1997, the Company amended its postretirement benefit plan by terminating postretirement health care coverage for hourly employees who were not eligible by December 31, 1997 and modifying the cost-sharing for eligible dependents. The effect of this amendment was to reduce the Company's postretirement benefit obligation by approximately $2.5 million.

     The Company has adopted and retroactively applied the disclosure requirements prescribed by SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures no longer considered useful. Adoption of this statement in the fourth quarter of 1998 had no effect on the Company's financial statements, since the required changes were limited to the form and content of the disclosures required.

                            POOL ENERGY SERVICES CO.

     Summarized information on the Company's pension and other postretirement plans is as follows:

                                                                                    OTHER POSTRETIREMENT
                                                         PENSION BENEFITS                  BENEFITS
                                                     ------------------------      ------------------------
                                                                  FOR THE YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------------
                                                       1998           1997           1998           1997
                                                     ---------      ---------      ---------      ---------
CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year ........     $  20,690      $  11,660      $   4,973      $   8,446
Service cost ...................................         2,813          2,488            505            372
Interest cost ..................................         1,331          1,031            374            315
Participants' contributions ....................            --             --             78             67
Plan amendment .................................            --             --             --         (2,531)
Plan curtailment ...............................        (3,367)            --             --             --
Actuarial loss (gain) ..........................         2,361          5,964            951         (1,185)
Benefit payments ...............................          (509)          (302)          (623)          (511)
Plan expenses and other payments ...............          (203)          (151)            --             --
                                                     ---------      ---------      ---------      ---------
Benefit obligation at end of year ..............        23,116         20,690          6,258          4,973
                                                     =========      =========      =========      =========
CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year .        13,672          8,093             --             --
Actual return on plan assets ...................         2,238          1,614             --             --
Employer contributions .........................         4,346          4,418            545            444
Participants' contributions ....................            --             --             78             67
Benefit payments ...............................          (509)          (302)          (623)          (511)
Plan expenses and other payments ...............          (203)          (151)            --             --
                                                     ---------      ---------      ---------      ---------
Fair value of plan assets at end of year .......        19,544         13,672             --             --
                                                     =========      =========      =========      =========
FUNDED STATUS:

Funded status at end of year ...................        (3,572)        (7,018)        (6,258)        (4,973)
Unrecognized net actuarial loss ................         2,857          4,982          1,384            460
Unrecognized prior service cost ................         1,022          1,386            (67)           (80)
                                                     ---------      ---------      ---------      ---------
Net amount recognized ..........................           307           (650)        (4,941)        (4,593)
                                                     =========      =========      =========      =========
Prepaid benefit cost ...........................         3,807          2,088             --             --
Accrued benefit cost ...........................        (3,500)        (2,738)        (4,941)        (4,593)
                                                     ---------      ---------      ---------      ---------
Net asset (liability) recognized ...............     $     307      $    (650)     $  (4,941)     $  (4,593)
                                                     =========      =========      =========      =========

                            POOL ENERGY SERVICES CO.

WEIGHTED AVERAGE ASSUMPTIONS:                                                           1998          1997
                                                                                       -----         ------
Pool Company Retirement Income Plan:
   Weighted average discount rate ...........................................           6.25%         6.75%
   Annual rate of increase in future
     compensation levels ....................................................           4.50%         4.50%
   Expected long-term rate of return on plan assets .........................           9.00%         9.00%

Supplementary executive retirement plans:
   Weighted average discount rate ...........................................           6.75%         6.75%
   Annual rate of increase in future
     compensation levels ....................................................           6.00%         6.00%
   Expected long-term rate of return on plan assets .........................           9.00%         9.00%

Postretirement benefits other than pensions:
   Weighted average discount rate ...........................................           6.75%         6.75%
   Initial health care cost trend rate ......................................           6.00%         6.00%

     The assumed health care cost trend rate used to measure the expected cost of postretirement benefits other than pensions is expected to remain at the 6% level for future years.

                                               PENSION BENEFITS                OTHER POSTRETIREMENT BENEFITS
                                      ---------------------------------      ---------------------------------
                                       1998         1997         1996         1998         1997         1996
                                      -------      -------      -------      -------      -------      -------
COMPONENTS OF NET PERIODIC
   BENEFIT COST:
Service cost ....................     $ 2,813      $ 2,488      $ 2,000      $   505      $   372      $ 1,023
Interest cost ...................       1,331        1,031          781          374          315          546
Expected return on plan assets ..      (1,328)      (1,040)        (601)          --           --           --
Amortization of prior
   service cost .................         365          365          365          (12)         (12)          23
Amortization of transition
   amount .......................          --           --           --           --           --          140
Recognized net actuarial loss ...         209          168           62           26           --          144
                                      -------      -------      -------      -------      -------      -------
Net periodic benefit cost .......     $ 3,390      $ 3,012      $ 2,607      $   893      $   675      $ 1,876
                                      =======      =======      =======      =======      =======      =======

     The aggregate benefit obligation and fair value of plan assets for the Company's pension plan with an accumulated benefit obligation in excess of plan assets were $14,112,000 and $10,609,000, respectively, at December 31, 1998.

     Health care cost trend rate assumptions have a significant effect on the amounts reported for postretirement benefits other than pensions. A one-percentage-point change in assumed health care cost trend rates would have had the following effects at December 31, 1998:

                                                                                    ONE-PERCENTAGE-POINT
                                                                                  -----------------------
                                                                                   INCREASE    (DECREASE)
                                                                                  -----------  ----------
Effect on total service and interest cost components ........................     $       135  $     (110)
Effect on obligation for postretirement benefits other than pensions ........             791        (657)

                            POOL ENERGY SERVICES CO.

   Postemployment Benefits

     The Company accounts for postemployment benefits based on SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of benefits provided after employment but before retirement to former or inactive salaried employees.

10.  UNCONSOLIDATED AFFILIATES

     Some of the Company's operations are conducted through unconsolidated affiliates, in which the Company held the following indicated ownership interests at December 31, 1998: Pool Arabia, Ltd. - 51%, Pool International Argentina S.A. - 51% and Intairdril Oman L.L.C. - 49%. The Company charges its unconsolidated affiliates for the provision of management services and, in some cases, financing and equipment rental.

                            POOL ENERGY SERVICES CO.

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the financial statements of the affiliates. Pool Arabia's 1996 net loss included a $2.3 million pretax loss on disposal of two offshore jackup rigs sold to a third party. The loss on disposal had no effect on the Company's equity in income from Pool Arabia because the Company's basis in the rigs was lower than Pool Arabia's basis in the rigs.

                                                    FOR THE YEAR ENDED DECEMBER 31
                                                  -----------------------------------
                                                    1998          1997         1996
                                                  --------      --------     --------
Revenues:
     Pool Arabia, Ltd. ......................     $ 53,720      $ 36,964     $ 29,238
     Pool International Argentina S.A. (b) ..       11,734            --           --
     Antah Drilling Sdn. Bhd. (c) ...........           --            --        4,363
     Pool Santana, Limited (d) ..............           --            --          960
     Intairdril Oman L.L.C ..................           36           206          334
                                                  --------      --------     --------
         Total ..............................     $ 65,490      $ 37,170     $ 34,895
                                                  ========      ========     ========
Gross profit (loss) (a):
     Pool Arabia, Ltd. ......................     $ 17,081      $ 12,640     $  9,192
     Pool International Argentina S.A. (b) ..       (1,148)           --           --
     Antah Drilling Sdn. Bhd. (c) ...........           --            --        2,442
     Pool Santana, Limited (d) ..............           --            --          333
     Intairdril Oman L.L.C ..................           13           169          153
                                                  --------      --------     --------
         Total ..............................     $ 15,946      $ 12,809     $ 12,120
                                                  ========      ========     ========
Net income (loss):
     Pool Arabia, Ltd. ......................     $  1,836      $  1,066     $ (3,586)
     Pool International Argentina S.A. (b) ..       (3,893)           --           --
     Antah Drilling Sdn. Bhd. (c) ...........           --            --          (50)
     Pool Santana, Limited (d) ..............           --            --           89
     Intairdril Oman L.L.C ..................           25           134          (30)
                                                  --------      --------     --------
         Total ..............................     $ (2,032)     $  1,200     $ (3,577)
                                                  ========      ========     ========

(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).
(b) Effective January 1, 1998, the Company began accounting for its 51% interest in PIASA under the equity method. See Note 1.
(c) In October 1996, the Company acquired the 51% interest not already owned by the Company in Antah Drilling. Antah Drilling's results have been included in the accompanying financial statements since the date of such acquisition (see Note 5).
(d) In April 1996, the Company acquired the 51% interest not already owned by the Company in Pool Santana, Limited, a Trinidad corporation, the assets of which consisted primarily of a platform workover rig and its related equipment which were subsequently transferred to the Company's Gulf of Mexico operation.

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

                                                                                  AS OF DECEMBER 31
                                                                                ---------------------
                                                                                  1998         1997
                                                                                --------     --------
Combined Balance Sheet Data of Unconsolidated Affiliates:
     Current assets .......................................................     $ 27,462     $ 17,527
     Noncurrent assets ....................................................       72,512       59,197
                                                                                --------     --------
         Total assets .....................................................       99,974       76,724
                                                                                --------     --------
     Current liabilities ..................................................       29,788       15,163
     Noncurrent liabilities ...............................................       43,132       41,654
                                                                                --------     --------
         Total liabilities ................................................       72,920       56,817
                                                                                --------     --------
     Net assets of unconsolidated affiliates ..............................     $ 27,054     $ 19,907
                                                                                ========     ========

Investment in and Noncurrent Receivables from Unconsolidated Affiliates:
     The Company's portion of net assets ..................................     $ 13,780     $ 10,136
     Long-term advances ...................................................       19,207       19,312
     Differences between affiliates' bases and Company's carrying value ...       (6,286)     (10,259)
                                                                                --------     --------
     Equity in net assets .................................................       26,701       19,189
     Noncurrent receivables ...............................................        1,326        1,326
                                                                                --------     --------
         Total ............................................................     $ 28,027     $ 20,515
                                                                                ========     ========

                                                                     FOR THE YEAR ENDED DECEMBER 31
                                                                  -----------------------------------
                                                                     1998         1997         1996
                                                                  ---------     --------     --------
Earnings Attributable to Unconsolidated Affiliates:
     The Company's portion of net income (loss)...............    $  (1,037)    $    610     $ (1,825)
     Adjustment to reconcile differences between affiliates'
       bases and Company's carrying value ....................        1,927        2,408        4,046
                                                                  ---------     --------     --------
     Equity in income ........................................          890        3,018        2,221
     Lease income (expense) - net ............................        3,309          (60)         (60)
     Other income (expense) - net ............................          136          122           83
                                                                  ---------     --------     --------
         Total ...............................................    $   4,335     $  3,080     $  2,244
                                                                  =========     ========     ========

     At December 31, 1998, the Company's investment in unconsolidated affiliates included $6.3 million of net undistributed earnings of the affiliates. Pool Arabia, Ltd. is party to an agreement which contains a covenant restricting the ability to distribute, by dividend or otherwise, its earnings to the Company. The Company received dividends from unconsolidated affiliates of $1.7 million in 1998, $1.6 million in 1997 and $1.7 million in 1996.

     In management's opinion, the Company has no significant exposure from currency restrictions on its foreign subsidiaries and affiliates (see Note 1).

                            POOL ENERGY SERVICES CO.

11.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                                 AS OF DECEMBER 31
                                                               ---------------------
                                                                 1998         1997
                                                               --------     --------
BALANCE SHEET ITEMS:

Property, plant and equipment comprised the following:

Rigs and related equipment ...............................     $407,663     $343,998
Offshore support vessels and related equipment ...........      113,522           --
Transportation equipment .................................        6,219        6,000
Other machinery and equipment ............................        4,317        4,811
Land and buildings .......................................        9,014        9,523
Leasehold improvements ...................................        3,055        2,799
Furniture and office equipment ...........................        4,206        3,976
                                                               --------     --------
     Total ...............................................      547,996      371,107
Less - Accumulated depreciation ..........................      142,256      111,314
                                                               --------     --------
     Property, plant and equipment -  net ................     $405,740     $259,793
                                                               ========     ========
Accrued liabilities are summarized below:

Accrued compensation and benefits ........................     $ 21,463     $ 21,459
Deferred gain on sale and leaseback ......................        2,716           --
Deferred rig mobilization ................................        4,985        2,887
Personal injury and property damage claims ...............        7,304        4,439
Accrued Sea Mar earnout payment ..........................        2,500           --
Accrued capital expenditures .............................        1,393        4,097
Accrued interest .........................................        3,582          586
Accrued maintenance costs ................................        1,325        2,033
Other accruals ...........................................        8,562        9,143
                                                               --------     --------
     Total ...............................................     $ 53,830     $ 44,644
                                                               ========     ========
Other liabilities (noncurrent) are summarized below:

Accrued rental cost of underutilized facilities ..........     $ 18,522     $ 22,327
Deferred gain on sale and leaseback ......................       13,582           --
Personal injury and property damage claims - noncurrent ..        5,504       11,241
Accrued benefits - noncurrent ............................        5,182        4,788
Deferred rig mobilization ................................          586        2,051
Other ....................................................        5,328        6,588
                                                               --------     --------
     Total ...............................................     $ 48,704     $ 46,995
                                                               ========     ========

                            POOL ENERGY SERVICES CO.

                                                                             FOR THE YEAR ENDED DECEMBER 31
                                                                          ---------------------------------------
                                                                            1998           1997           1996
                                                                          ---------      ---------      ---------
INCOME STATEMENT ITEMS:

Costs and expenses included:

     Provision (credit) for uncollectible accounts ....................   $      13      $     501      $    (551)
                                                                          =========      =========      =========
Other income (expense) - net:

     Interest income ..................................................   $     954      $     999      $   1,302
     Gain on disposal of assets .......................................         542          3,718          1,015
     Foreign currency gain (loss) .....................................          77            (82)          (191)
     Other ............................................................          35            (18)           (31)
                                                                          ---------      ---------      ---------
              Total ...................................................   $   1,608      $   4,617      $   2,095
                                                                          =========      =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION:

Federal, state and foreign income tax payments (refunds), net .........   $   8,938      $   4,035      $   2,499
Interest payments, net of amounts capitalized, to third parties .......      10,783          3,669          2,744

Net changes in the components of operating working capital
     were as follows:
     Receivables ......................................................   $  32,323      $ (17,345)     $ (12,472)
     Accounts receivable from affiliates ..............................        (919)          (571)          (604)
     Inventories ......................................................       1,575         (4,811)            72
     Other current assets .............................................        (673)        (2,734)          (127)
     Trade accounts payable and accrued liabilities ...................     (15,357)        11,914          1,877
     Accrued taxes ....................................................       1,259          1,049          1,124
                                                                          ---------      ---------      ---------
              Total ...................................................   $  18,208      $ (12,498)     $ (10,130)
                                                                          =========      =========      =========

Expenditures for acquisitions, including acquisition costs, less cash acquired:

                                                                          1998           1997           1996
                                                                        ---------      ---------      ---------
     Fair value of assets acquired (including goodwill) .............   $ 178,613      $  72,818      $  56,881
     Long-term notes issued .........................................          --        (10,050)            --
     Company's common stock issued ..................................     (34,254)            --             --
     Liability for additional cash consideration payable to sellers .      (2,500)            --             --
     Liabilities assumed ............................................     (65,978)       (26,528)       (33,756)
                                                                        ---------      ---------      ---------
     Cash paid, including acquisition related expenditures ..........      75,881         36,240         23,125
     Less:  cash acquired ...........................................      10,839          3,371            759
                                                                        ---------      ---------      ---------
     Net cash used for acquisitions .................................   $  65,042      $  32,869      $  22,366
                                                                        =========      =========      =========

     See Note 7 for a discussion of the August 1997 agreement between the sellers of GPC and the Company that resolved certain issues that had arisen in connection with the GPC purchase.

     The Company also reclassified its investments in Antah Drilling and Pool Santana in 1996 of $1.6 million and $1.5 million, respectively, to their related assets and liabilities at the time of each acquisition (see Note 5).

     Effective January 1, 1998, the Company began accounting for its 51% interest in PIASA under the equity method. See Note 1.

                            POOL ENERGY SERVICES CO.

12.  OPERATING SEGMENTS AND GEOGRAPHIC ANALYSIS

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted this statement in the fourth quarter of 1998. Its adoption did not have any effect on the Company's financial statements, since required changes were limited to the form and content of the disclosures required.

     The Company operates in only one business segment - the oilfield services industry. Within this segment, the Company conducts business in the following distinct geographic markets or reportable operating segments:

     Domestic onshore: The Company's domestic onshore operation provides well-servicing (ongoing maintenance of existing oil and natural gas wells), workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production services (fluid hauling and fluid storage tank rental) and is divided into two separate geographic divisions: (i) the Central division (principally Texas and Oklahoma) and (ii) the California division.

     Gulf of Mexico offshore: Offshore in the Gulf of Mexico, the Company provides workover, well-servicing, completion (completion of a well when it is first drilled) and drilling services and provides crews to oil and natural gas well operators under labor contracts.

     Offshore support vessels: The Company operates offshore support vessels primarily in the Gulf of Mexico. The Company's services include the marine transportation of drilling materials, supplies and crews for offshore rig operations and support for other offshore facilities. In addition, the Company provides offshore logistical support to drilling and workover operations, pipelaying and other construction, production platforms and geophysical operations.

     International: Internationally, the Company provides workover, well-servicing and drilling services, both onshore and offshore, principally in the Middle East, South America and Australia.

     Alaska: In Alaska, the Company provides contract drilling, and on occasion workover services, and provides crews to oil and natural gas well operators under labor contracts. The Company's services are principally provided onshore on the North Slope and offshore in the Cook Inlet.

     The accounting policies of the reportable operating segments are the same as those described in Note 1. The Company's management evaluates the performance of its operating segments based on net income. Corporate includes general corporate expenses associated with managing all reportable operating segments and interest income and expense not allocated to the reportable operating segments. Corporate assets consist principally of cash and cash equivalents, deferred debt financing costs, prepaid pension cost and deferred income tax assets.

                            POOL ENERGY SERVICES CO.

                                               DOMESTIC ONSHORE           GULF         OFFSHORE
                                        -------------------------       OF MEXICO       SUPPORT
                                          CENTRAL      CALIFORNIA       OFFSHORE        VESSELS     INTERNATIONAL       ALASKA
                                        ----------     ----------      ----------      ----------     ----------      ----------
          1998
-----------------------------------
Revenues ..........................     $  160,347     $   94,000      $   72,792      $   37,271     $   60,354      $   30,977
Earnings attributable to
   unconsolidated affiliates ......             --             --              --              --          4,335              --
Depreciation and amortization .....         11,125          4,395           6,202           6,991          7,126           3,762
Interest expense ..................             11              1              --              --             --              --
Income (loss) before income taxes .          3,431          7,502           9,613          12,521         20,079           5,781
Income tax provision (credit) .....          1,897          3,111           3,369           4,748          6,619           2,033
Net income (loss) .................          1,534          4,391           6,244           7,773         13,460           3,748
Other significant noncash items:
   Deferred income taxes ..........          1,175           (238)         (5,037)          2,260          1,228           1,710
   Amortization of deferred rig
     mobilization .................             --             --              --              --          7,620             174
Total assets ......................        108,183         50,769          87,672         159,937        142,733          67,285
Property additions (a) ............          7,590          5,522          24,181           1,572         19,946          32,482
Investment in unconsolidated
   affiliates .....................             --             --              --              --         26,701              --

          1997
-----------------------------------
Revenues ..........................     $  171,118     $   96,419      $   80,957      $       --     $   76,631      $   26,797
Earnings attributable to
   unconsolidated affiliates ......             --             --              --              --          3,080              --
Depreciation and amortization .....          7,072          3,820           4,435              --          6,410           3,141
Interest expense ..................             13             46              --              --          1,100              24
Income (loss) before income
   taxes and minority interest ....         18,195          6,800          15,917              --         11,170           2,157
Income tax provision (credit) .....          6,791          2,827           5,454              --          3,282             639
Net income (loss) .................         11,404          3,973          10,463              --          7,975           1,518
Other significant noncash items:
   Deferred income taxes ..........          6,447          2,359           5,398              --          1,393             511
   Amortization of deferred rig
     mobilization .................             --             --              --              --          2,921              --
Total assets ......................        133,058         52,720          77,592              --        144,483          41,018
Property additions (a) ............          9,984          6,061          27,139              --         10,305           6,788
Investment in unconsolidated
   affiliates .....................             --             --              --              --         19,189              --

          1996
-----------------------------------
Revenues ..........................     $  138,428     $   81,416      $   58,545      $       --     $   45,536      $   24,633
Earnings attributable to
   unconsolidated affiliates ......             --             --              --              --          2,244              --
Depreciation and amortization .....          5,094          3,230           3,028              --          3,810           3,248
Interest expense ..................             29            124              --              --            727              --
Income (loss) before income
   taxes and minority interest ....          8,903          4,531           6,536              --          4,954           1,259
Income tax provision (credit) .....          3,551          1,384           2,582              --          2,542             118
Net income (loss) .................          5,352          3,147           3,954              --          2,515           1,141
Other significant noncash items:
   Deferred income taxes ..........          3,191          1,437           2,582              --           (322)            109
   Amortization of deferred rig
     mobilization .................             --             --              --              --            717              --
Total assets ......................         50,459         44,040          48,659              --        129,217          23,229
Property additions (a) ............          4,039          6,725          15,371              --          3,319           1,117
Investment in unconsolidated
   affiliates .....................             --             --              --              --         17,778              --


                                          CORPORATE         TOTAL
                                          ----------      ----------
          1998
-----------------------------------
Revenues ..........................       $       --      $  455,741
Earnings attributable to
   unconsolidated affiliates ......               --           4,335
Depreciation and amortization .....              165          39,766
Interest expense ..................           14,660          14,672
Income (loss) before income taxes .          (23,594)         35,333
Income tax provision (credit) .....           (8,252)         13,525
Net income (loss) .................          (15,342)         21,808
Other significant noncash items:
   Deferred income taxes ..........              946           2,044
   Amortization of deferred rig
     mobilization .................               --           7,794
Total assets ......................           47,560         664,139
Property additions (a) ............              123          91,416
Investment in unconsolidated
   affiliates .....................               --          26,701

          1997
-----------------------------------
Revenues ..........................       $       --      $  451,922
Earnings attributable to
   unconsolidated affiliates ......               --           3,080
Depreciation and amortization .....              144          25,022
Interest expense ..................            3,105           4,288
Income (loss) before income
   taxes and minority interest ....          (11,942)         42,297
Income tax provision (credit) .....           (3,287)         15,706
Net income (loss) .................           (8,655)         26,678
Other significant noncash items:
   Deferred income taxes ..........           (5,367)         10,741
   Amortization of deferred rig
     mobilization .................               --           2,921
Total assets ......................           30,324         479,195
Property additions (a) ............               78          60,355
Investment in unconsolidated
   affiliates .....................               --          19,189

          1996
-----------------------------------
Revenues ..........................       $       --      $  348,558
Earnings attributable to
   unconsolidated affiliates ......               --           2,244
Depreciation and amortization .....              135          18,545
Interest expense ..................            1,913           2,793
Income (loss) before income
   taxes and minority interest ....           (9,122)         17,061
Income tax provision (credit) .....           (2,653)          7,524
Net income (loss) .................           (6,469)          9,640
Other significant noncash items:
   Deferred income taxes ..........           (2,819)          4,178
   Amortization of deferred rig
     mobilization .................               --             717
Total assets ......................           45,613         341,217
Property additions (a) ............               91          30,662
Investment in unconsolidated
   affiliates .....................               --          17,778

-------
(a)  Excluding acquisitions of businesses.

                            POOL ENERGY SERVICES CO.

         The following tables present information by country:

                                                 1998         1997         1996
                                               --------     --------     --------
Revenues (a):
     United States .......................     $396,669     $377,518     $304,406
     Australia ...........................       25,134       21,453       10,529
     Argentina (b) .......................           --       18,302        4,583
     Ecuador .............................       16,164       14,949       17,109
     Oman ................................        5,854        7,390        4,066
     Pakistan ............................        4,530        4,014        5,008
     Malaysia ............................        4,035        4,398        1,158
     Guatemala ...........................        2,584        2,935           --
     Other ...............................          771          963        1,699
                                               --------     --------     --------
         Total ...........................     $455,741     $451,922     $348,558
                                               ========     ========     ========

Property, plant and equipment - net:
     United States .......................     $328,760     $181,646     $121,498
     Australia ...........................       39,955       40,287       40,513
     Argentina (b) .......................           --       11,583        9,928
     Saudi Arabia (c) ....................       12,647        9,492          551
     Ecuador .............................        8,908        7,218        6,640
     Oman ................................        7,930        1,693        2,019
     Malaysia ............................        4,217        4,445        4,617
     Pakistan ............................        1,712        1,680        1,268
     Guatemala ...........................        1,427        1,490           --
     Other ...............................          184          259        2,091
                                               --------     --------     --------
         Total ...........................     $405,740     $259,793     $189,125
                                               ========     ========     ========

Investment in unconsolidated affiliates:
     Saudi Arabia ........................     $ 20,257     $ 18,858     $ 17,432
     Argentina (b) .......................        6,125           --           --
     Oman ................................          319          331          346
                                               --------     --------     --------
         Total ...........................     $ 26,701     $ 19,189     $ 17,778
                                               ========     ========     ========

-------

(a)  Revenues are attributed to countries based on location of customers.
(b) Effective January 1, 1998, the Company began accounting for its 51% interest in PIASA under the equity method. See Note 1.
(c)  Consists primarily of two land drilling rigs being leased to Pool Arabia.

                            POOL ENERGY SERVICES CO.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly financial data for 1998 and 1997.

                                                   4TH          3RD          2ND           1ST
                                                 QUARTER      QUARTER      QUARTER       QUARTER
                                                 --------     --------     --------     ---------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1998:
   Revenues ................................     $ 94,843     $115,187     $127,999     $ 117,712
   Earnings Attributable to Unconsolidated
     Affiliates ............................        1,583        1,644        1,179           (71)
   Gross Profit (a) ........................       28,777       38,054       42,409        34,278
   Income Before Income Taxes ..............          606        9,528       12,966        12,233
   Net Income ..............................        1,397        5,353        7,605         7,453
   Earnings Per Share of Common Stock -
     basic .................................     $    .07     $    .25     $    .36     $     .38
   Earnings Per Share of Common Stock -
     assuming dilution .....................     $    .07     $    .25     $    .36     $     .38

1997:
   Revenues ................................     $125,147     $118,636     $109,755     $  98,384
   Earnings Attributable to Unconsolidated
     Affiliates ............................          813          629          634         1,004
   Gross Profit (a) ........................       35,166       31,982       28,590        24,672
   Income Before Income Taxes and
     Minority Interest .....................       12,507       13,872        9,937         5,981
   Net Income ..............................        8,552        8,369        5,952         3,805
   Earnings Per Share of Common Stock -
     basic .................................     $    .44     $    .43     $    .31     $     .20
   Earnings Per Share of Common Stock -
     assuming dilution .....................     $    .43     $    .43     $    .31     $     .20

----------
(a) Gross profit is computed as consolidated revenues plus earnings attributable to unconsolidated affiliates, less operating expenses (which excludes selling, general and administrative expenses and depreciation and amortization).

                            POOL ENERGY SERVICES CO.

14.  OTHER NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted this statement in the first quarter of 1998 and there was no effect on the Company's financial statements as there were no items of other comprehensive income in any of the years in the three year period ended December 31, 1998.

15.  CONSOLIDATING FINANCIAL STATEMENTS

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

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                    YEAR ENDED DECEMBER 31, 1998
                                             -----------------------------------------------------------------------------
                                                              SUBSIDIARY    NON-GUARANTOR
                                                PESCO         GUARANTORS     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                             -----------      -----------     -----------     -----------      -----------
Revenues ...............................     $        --      $   396,669     $    59,072     $        --      $   455,741
Earnings Attributable to
   Unconsolidated Affiliates ...........              --            1,050           3,285              --            4,335
                                             -----------      -----------     -----------     -----------      -----------
         Total .........................              --          397,719          62,357              --          460,076
                                             -----------      -----------     -----------     -----------      -----------
Costs and Expenses:
   Operating expenses ..................              --          285,549          31,009              --          316,558
   Selling, general and administrative
     expenses ..........................           1,952           47,322           6,081              --           55,355
   Depreciation and amortization .......              --           32,747           7,047             (28)          39,766
                                             -----------      -----------     -----------     -----------      -----------
         Total .........................           1,952          365,618          44,137             (28)         411,679
                                             -----------      -----------     -----------     -----------      -----------
Other Income (Expense) - Net ...........              --            1,332             276              --            1,608
Interest Expense .......................          10,057            3,091           1,524              --           14,672
                                             -----------      -----------     -----------     -----------      -----------
Income (Loss) Before Income Taxes and
   Equity in Earnings of Consolidated
   Subsidiaries ........................         (12,009)          30,342          16,972              28           35,333
Income Tax Provision (Credit) ..........          (3,825)          12,575           4,765              10           13,525
Equity in Earnings of Consolidated
   Subsidiaries ........................          29,992           12,207              --         (42,199)              --
                                             -----------      -----------     -----------     -----------      -----------
Net Income .............................     $    21,808      $    29,974     $    12,207     $   (42,181)     $    21,808
                                             ===========      ===========     ===========     ===========      ===========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                    YEAR ENDED DECEMBER 31, 1998
                                                    ---------------------------------------------------------------------------
                                                                    SUBSIDIARY    NON-GUARANTOR
                                                      PESCO         GUARANTORS     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    ----------      ----------    -------------    ------------    ------------
Net Cash Flows Provided by (Used for)
   Operating Activities .........................   $  (11,765)     $   67,599      $   24,376      $       (3)     $   80,207
                                                    ----------      ----------      ----------      ----------      ----------
Investing Activities:
Property additions ..............................           --         (71,585)        (20,273)            442         (91,416)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired ........           --         (65,042)             --              --         (65,042)
Expenditures for drydocking costs ...............           --          (2,287)             --              --          (2,287)
Net proceeds from sale and leaseback of rigs ....           --          19,950              --              --          19,950
Proceeds from disposition of property,
   plant and equipment ..........................           --           2,289             191            (442)          2,038
Increase in restricted cash .....................           --          (1,490)             --              --          (1,490)
Other - net .....................................            1              95               2               3             101
                                                    ----------      ----------      ----------      ----------      ----------
Net Cash Flows Provided by (Used for)
   Investing Activities .........................            1        (118,070)        (20,080)              3        (138,146)
                                                    ----------      ----------      ----------      ----------      ----------
Financing Activities:
Proceeds from long-term debt ....................      150,000          40,000              --              --         190,000
Principal payments on long-term debt ............           --         (96,875)             --              --         (96,875)
Repayment of debt assumed in acquisition ........           --         (15,672)             --              --         (15,672)
Payments for debt financing costs ...............       (4,834)           (722)             --              --          (5,556)
Proceeds from exercise of stock options .........          379              --              --              --             379
Payments from (advances to) consolidated
   subsidiaries, net ............................     (133,921)        139,119          (5,198)             --              --
                                                    ----------      ----------      ----------      ----------      ----------
Net Cash Flows Provided by (Used for)
   Financing Activities .........................       11,624          65,850          (5,198)             --          72,276
                                                    ----------      ----------      ----------      ----------      ----------
Net Increase (Decrease) in Cash and Cash
   Equivalents ..................................         (140)         15,379            (902)             --          14,337
Cash and Cash Equivalents at January 1, .........          210          16,395           2,388              --          18,993
                                                    ----------      ----------      ----------      ----------      ----------
Cash and Cash Equivalents at
   December 31, .................................   $       70      $   31,774      $    1,486      $       --      $   33,330
                                                    ==========      ==========      ==========      ==========      ==========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                   DECEMBER 31, 1998
                                                    ------------------------------------------------------------------------------
                                                                     SUBSIDIARY      NON-GUARANTOR
                                                       PESCO         GUARANTORS      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -----------      -----------     ------------     -----------      -----------
                   ASSETS
Current Assets:
   Cash and cash equivalents ..................     $        70      $    31,774      $     1,486     $        --      $    33,330
   Restricted cash ............................              --            1,500               --              --            1,500
   Accounts and notes receivable ..............              --           52,345           10,459              --           62,804
   Other receivables ..........................              --            1,547              731              --            2,278
   Accounts receivable from affiliates ........              --            5,347              421              --            5,768
   Inventories ................................              --            4,552           11,290              --           15,842
   Deferred income tax asset ..................             131            7,004            1,311             133            8,579
   Other current assets .......................             511            8,424              961              --            9,896
                                                    -----------      -----------      -----------     -----------      -----------
         Total current assets .................             712          112,493           26,659             133          139,997

Property, Plant and Equipment - Net ...........              --          328,760           77,308            (328)         405,740
Vessel Construction Deposits ..................              --           18,275               --              --           18,275
Investment in Consolidated Subsidiaries .......          83,066           44,360               --        (127,426)              --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates .............              --           28,027               --              --           28,027
Goodwill, net .................................              --           60,124               --              --           60,124
Deferred Costs ................................           3,990            5,684               --              --            9,674
Noncurrent Receivables and Other Assets .......              --            2,284               18              --            2,302
                                                    -----------      -----------      -----------     -----------      -----------
         Total ................................     $    87,768      $   600,007      $   103,985     $  (127,621)     $   664,139
                                                    ===========      ===========      ===========     ===========      ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ..........     $        --      $       625      $        --     $        --      $       625
   Trade accounts payable .....................              --           22,782            2,481              --           25,263
   Payable (receivable) to (from)
     consolidated subsidiaries ................        (236,391)         210,662           25,961            (232)              --
   Accrued liabilities ........................           4,149           37,719           11,965              (3)          53,830
   Accrued taxes ..............................          (8,533)          14,039            4,579              17           10,102
                                                    -----------      -----------      -----------     -----------      -----------
         Total current liabilities ............        (240,775)         285,827           44,986            (218)          89,820
Long-Term Debt ................................         150,000           22,847               --              --          172,847
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ..................        (111,595)         104,406            7,189              --               --
Deferred Income Taxes .........................          (1,632)          57,129            5,819               4           61,320
Other Liabilities .............................              --           47,073            1,631              --           48,704
Shareholders' Equity:
   Common stock ...............................         232,023                1              500            (501)         232,023
   Paid-in capital ............................              --           12,399           18,619         (31,018)              --
   Retained earnings ..........................          60,037           70,647           25,241         (95,888)          60,037
   Unearned compensation - restricted stock ...            (290)              --               --              --             (290)
   Cumulative foreign currency translation
     adjustments ..............................              --             (322)              --              --             (322)
                                                    -----------      -----------      -----------     -----------      -----------
         Total shareholders' equity ...........         291,770           82,725           44,360        (127,407)         291,448
                                                    -----------      -----------      -----------     -----------      -----------
         Total ................................     $    87,768      $   600,007      $   103,985     $  (127,621)     $   664,139
                                                    ===========      ===========      ===========     ===========      ===========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                              YEAR ENDED DECEMBER 31, 1997
                                                  ------------------------------------------------------------------------------
                                                                   SUBSIDIARY     NON-GUARANTOR
                                                    PESCO          GUARANTORS      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                  -----------      -----------     -----------      -----------      -----------
Revenues ....................................     $        --      $   377,518     $    74,404      $        --      $   451,922
Earnings (Loss) Attributable to
   Unconsolidated Affiliates ................              --            3,140             (60)              --            3,080
                                                  -----------      -----------     -----------      -----------      -----------
         Total ..............................              --          380,658          74,344               --          455,002
                                                  -----------      -----------     -----------      -----------      -----------
Costs and Expenses:
   Operating expenses .......................              --          283,943          50,649               --          334,592
   Selling, general and administrative
     expenses ...............................             638           44,519           8,263               --           53,420
   Depreciation and amortization ............              --           18,727           6,323              (28)          25,022
                                                  -----------      -----------     -----------      -----------      -----------
         Total ..............................             638          347,189          65,235              (28)         413,034
                                                  -----------      -----------     -----------      -----------      -----------
Other Income (Expense) - Net ................              --            4,148             469               --            4,617
Interest Expense ............................              --            2,728           1,560               --            4,288
                                                  -----------      -----------     -----------      -----------      -----------
Income (Loss) Before Income Taxes, Equity
   in Earnings of Consolidated Subsidiaries
   and Minority Interest ....................            (638)          34,889           8,018               28           42,297
Income Tax Provision (Credit) ...............            (223)          13,265           2,654               10           15,706
Equity in Earnings of Consolidated
   Subsidiaries .............................          27,093            5,451              --          (32,544)              --
Minority Interest in Loss of Consolidated
   Subsidiary ...............................              --               --              --              (87)             (87)
                                                  -----------      -----------     -----------      -----------      -----------
Net Income ..................................     $    26,678      $    27,075     $     5,364      $   (32,439)     $    26,678
                                                  ===========      ===========     ===========      ===========      ===========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                             YEAR ENDED DECEMBER 31, 1997
                                                   -------------------------------------------------------------------------------
                                                                     SUBSIDIARY     NON-GUARANTOR
                                                     PESCO           GUARANTORS      SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------      -----------      -----------      -----------
Net Cash Flows Provided by (Used for)
   Operating Activities ......................     $       (81)     $    36,517      $     5,951      $        --      $    42,387
                                                   -----------      -----------      -----------      -----------      -----------
Investing Activities:
Property additions ...........................              --          (50,664)         (14,601)           4,910          (60,355)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired .....              --          (32,856)             (13)              --          (32,869)
Proceeds from disposition of property,
   plant and equipment .......................              --           10,250            1,489           (4,910)           6,829
Decrease in restricted cash ..................              --              974               --               --              974
Other - net ..................................              (1)             160              360               --              519
                                                   -----------      -----------      -----------      -----------      -----------
Net Cash Flows Used for Investing Activities .              (1)         (72,136)         (12,765)              --          (84,902)
                                                   -----------      -----------      -----------      -----------      -----------
Financing Activities:
Proceeds from exercise of stock options ......           3,300               --               --               --            3,300
Retirement of debt assumed in acquisitions ...              --           (3,522)              --               --           (3,522)
Payments for debt financing costs ............              --           (1,587)              --               --           (1,587)
Proceeds from long-term debt .................              --           70,800               --               --           70,800
Principal payments on long-term debt .........              --          (10,484)         (17,911)              --          (28,395)
Principal payments on notes payable to
   related parties ...........................              --             (925)              --               --             (925)
Payments from (advances to) consolidated
   subsidiaries, net .........................          (3,995)         (18,636)          22,631               --               --
                                                   -----------      -----------      -----------      -----------      -----------
Net Cash Flows Provided by (Used for)
   Financing Activities ......................            (695)          35,646            4,720               --           39,671
                                                   -----------      -----------      -----------      -----------      -----------
Net Increase (Decrease) in Cash and Cash
   Equivalents ...............................            (777)              27           (2,094)              --           (2,844)
Cash and Cash Equivalents at January 1, ......             987           16,368            4,482               --           21,837
                                                   -----------      -----------      -----------      -----------      -----------
Cash and Cash Equivalents at December 31, ....     $       210      $    16,395      $     2,388      $        --      $    18,993
                                                   ===========      ===========      ===========      ===========      ===========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                   DECEMBER 31, 1997
                                                   -------------------------------------------------------------------------------
                                                                     SUBSIDIARY      NON-GUARANTOR
                                                       PESCO         GUARANTORS       SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                    -----------      -----------      -----------    ------------     ------------
                   ASSETS
Current Assets:
   Cash and cash equivalents ..................     $       210      $    16,395      $     2,388     $        --      $    18,993
   Restricted cash ............................              --               10               --              --               10
   Accounts and notes receivable ..............              --           73,307           16,636              --           89,943
   Other receivables ..........................              --            3,134            2,571              --            5,705
   Accounts receivable from affiliates ........              --            1,635               --              --            1,635
   Inventories ................................              --            7,168           12,332              --           19,500
   Deferred income tax asset ..................              20            8,450               --             124            8,594
   Other current assets .......................              49            6,601            1,645              --            8,295
                                                    -----------      -----------      -----------     -----------      -----------
         Total current assets .................             279          116,700           35,572             124          152,675
                                                    -----------      -----------      -----------     -----------      -----------
Property, Plant and Equipment - Net ...........              --          181,641           78,508            (356)         259,793
Investment in Consolidated Subsidiaries .......          53,074           40,313               --         (93,387)              --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates .............              --           20,515               --              --           20,515
Goodwill, net .................................              --           40,853            1,542              --           42,395
Deferred Costs ................................              --            1,270               --              --            1,270
Noncurrent Receivables and Other Assets .......              --            2,519               28              --            2,547
                                                    -----------      -----------      -----------     -----------      -----------
         Total ................................     $    53,353      $   403,811      $   115,650     $   (93,619)     $   479,195
                                                    ===========      ===========      ===========     ===========      ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ..........     $        --      $     1,025      $        --     $        --      $     1,025
   Trade accounts payable .....................              --           35,610            2,607              --           38,217
   Accounts payable to affiliate ..............              --               --            3,088              --            3,088
   Payable (receivable) to (from)
     consolidated subsidiaries ................         (67,981)          40,714           27,257              10               --
   Accrued liabilities ........................             177           30,558           13,909              --           44,644
   Accrued taxes ..............................          (1,308)           4,893            3,046              --            6,631
                                                    -----------      -----------      -----------     -----------      -----------
         Total current liabilities ............         (69,112)         112,800           49,907              10           93,605
Long-Term Debt ................................              --           79,322               --              --           79,322
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ..................        (111,595)          97,131           14,464              --               --
Deferred Income Taxes .........................              --           18,877            2,698              --           21,575
Other Liabilities .............................              --           42,687            4,308              --           46,995
Minority Interest .............................              --               --               --           3,960            3,960
Shareholders'  Equity:
   Common stock ...............................         196,532                1            8,970          (8,971)         196,532
   Paid-in capital ............................              --           12,400           23,109         (35,509)              --
   Retained earnings ..........................          38,229           40,915           12,194         (53,109)          38,229
   Unearned compensation - restricted stock ...            (701)              --               --              --             (701)
   Cumulative foreign currency translation
     adjustments ..............................              --             (322)              --              --             (322)
                                                    -----------      -----------      -----------     -----------      -----------
         Total shareholders' equity ...........         234,060           52,994           44,273         (97,589)         233,738
                                                    -----------      -----------      -----------     -----------      -----------
         Total ................................     $    53,353      $   403,811      $   115,650     $   (93,619)     $   479,195
                                                    ===========      ===========      ===========     ===========      ===========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                           YEAR ENDED DECEMBER 31, 1996
                                                  -----------------------------------------------------------------------------
                                                                    SUBSIDIARY    NON-GUARANTOR
                                                    PESCO           GUARANTORS     SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                                  -----------      -----------     -----------    ------------     ------------
Revenues ....................................     $        --      $   304,406     $    44,152     $        --      $   348,558
Earnings Attributable to
   Unconsolidated Affiliates ................              --            1,781             463              --            2,244
                                                  -----------      -----------     -----------     -----------      -----------
         Total ..............................              --          306,187          44,615              --          350,802
                                                  -----------      -----------     -----------     -----------      -----------
Costs and Expenses:
   Operating expenses .......................              --          237,293          30,399              --          267,692
   Selling, general and administrative
     expenses ...............................             513           40,804           5,489              --           46,806
   Depreciation and amortization ............              --           14,856           3,717             (28)          18,545
                                                  -----------      -----------     -----------     -----------      -----------
         Total ..............................             513          292,953          39,605             (28)         333,043
                                                  -----------      -----------     -----------     -----------      -----------
Other Income (Expense) - Net ................              --            1,849             246              --            2,095
Interest Expense ............................              --            2,066             727              --            2,793
                                                  -----------      -----------     -----------     -----------      -----------
Income (Loss) Before Income Taxes, Equity
   in Earnings of Consolidated Subsidiaries
   and Minority Interest ....................            (513)          13,017           4,529              28           17,061
Income Tax Provision (Credit) ...............            (178)           5,330           2,362              10            7,524
Equity in Earnings of Consolidated
   Subsidiaries .............................           9,975            2,270              --         (12,245)              --
Minority Interest in Loss of Consolidated
   Subsidiary ...............................              --               --              --            (103)            (103)
                                                  -----------      -----------     -----------     -----------      -----------
Net Income ..................................     $     9,640      $     9,957     $     2,167     $   (12,124)     $     9,640
                                                  ===========      ===========     ===========     ===========      ===========

                            POOL ENERGY SERVICES CO.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31, 1996
                                                   -------------------------------------------------------------------------------
                                                                    SUBSIDIARY     NON-GUARANTOR
                                                      PESCO         GUARANTORS      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                   -----------      -----------      -----------      -----------     ------------
Net Cash Flows Provided by (Used for)
   Operating Activities ........................   $      (466)     $    12,350      $     5,831      $        --      $    17,715
                                                   -----------      -----------      -----------      -----------      -----------
Investing Activities:
Property additions .............................            --          (28,950)          (2,660)             948          (30,662)
Expenditures for acquisitions, including
   acquisition costs, less cash acquired .......            --          (14,068)          (8,298)              --          (22,366)
Proceeds from disposition of property,
   plant and equipment .........................            --            2,061            1,222             (948)           2,335
Decrease in restricted cash ....................            --              152               --               --              152
Other - net ....................................            --              (52)              37               --              (15)
                                                   -----------      -----------      -----------      -----------      -----------
Net Cash Flows Used for Investing Activities ...            --          (40,857)          (9,699)              --          (50,556)
                                                   -----------      -----------      -----------      -----------      -----------
Financing Activities:
Proceeds from issuance of common stock, net ....        47,455               --               --               --           47,455
Proceeds from exercise of stock options ........         3,376               --               --               --            3,376
Payments for debt financing costs ..............            --               --             (199)              --             (199)
Proceeds from long-term debt ...................            --               --            6,500               --            6,500
Principal payments on long-term debt ...........            --           (4,385)          (3,161)              --           (7,546)
Principal payments on notes payable to related
   parties .....................................            --             (400)              --               --             (400)
Payments from (advances to) consolidated
   subsidiaries, net ...........................       (49,439)          45,139            4,300               --               --
                                                   -----------      -----------      -----------      -----------      -----------
Net Cash Flows Provided by Financing
   Activities ..................................         1,392           40,354            7,440               --           49,186
                                                   -----------      -----------      -----------      -----------      -----------
Net Increase in Cash and Cash Equivalents ......           926           11,847            3,572               --           16,345
Cash and Cash Equivalents at January 1, ........            61            4,521              910               --            5,492
                                                   -----------      -----------      -----------      -----------      -----------
Cash and Cash Equivalents at December 31, ......   $       987      $    16,368      $     4,482      $        --      $    21,837
                                                   ===========      ===========      ===========      ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10-13.

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of December 31, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)-1  FINANCIAL STATEMENTS


     Included in Part II of this report:

                                                                                                 PAGE
                                                                                                 ----
     Pool Energy Services Co.:
         Independent Auditors' Report ....................................................        31
         Statements of Consolidated Operations for Each of the Three Years in the
             Period Ended December 31, 1998 ..............................................        32
         Statements of Consolidated Cash Flows for Each of the Three Years in the
             Period Ended December 31, 1998 ..............................................        33
         Consolidated Balance Sheets at December 31, 1998 and 1997 .......................        34
         Notes to Consolidated Financial Statements ......................................        35

(a)-2  FINANCIAL STATEMENT SCHEDULES

     Included in Part IV of this report:

     Pool Energy Services Co.:
     Consolidated Supplementary Financial Statement Schedules As of and for Each
       of the Three Years Ended December 31, 1998:
             II - Consolidated Valuation and Qualifying Accounts .........................        86

     The supplemental schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or Notes thereto.

(a)-3  EXHIBITS

EXHIBIT NO.                           DOCUMENT
-----------                           --------

 2.1 - Agreement and Plan of Merger dated as of January 10, 1999 by and among Nabors Industries, Inc., Starry Acquisition Corp. and Pool Energy Services Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (Date of Event: January 10,
           1999) dated January 11, 1999, Commission File No. 0-18437)

 3.1 - Articles of Incorporation of Pool Energy Services Co., as amended (incorporated by reference to the Exhibit 3.1 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.2     - Bylaws of Pool Energy Services Co. (incorporated by reference to
           Exhibit 3.2 to the Company's Current Report on Form 8-K (Date of
           Event: December 2, 1998) dated December 24, 1998, Commission File No. 0-18437)

 3.3 - Articles of Incorporation of Associated Petroleum Services, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.4 - Bylaws of Associated Petroleum Services, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.5 - Articles of Incorporation of Big 10 Fishing Tool Company, Inc. (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.6 - Bylaws of Big 10 Fishing Tool Company, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.7     - Articles of Incorporation of The International Air Drilling
           Company, as amended (incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.8 - Bylaws of The International Air Drilling Company (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.9 - Joint Venture Agreement of Kuukpik/Pool Arctic Alaska (incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.10 - Articles of Incorporation of PCNV, Inc. (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.11 - Bylaws of PCNV, Inc. (incorporated by reference to Exhibit 3.11 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.12 - Articles of Incorporation of Pool Alaska, Inc. (incorporated by reference to Exhibit 3.12 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.13    - Bylaws of Pool Alaska, Inc. (incorporated by reference to Exhibit
           3.13 to the Company's Registration Statement on Form S-4 No.
           333-53897)

 3.14 - Articles of Incorporation of Pool Americas, Inc., as amended (incorporated by reference to Exhibit 3.14 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.15    - Bylaws of Pool Americas, Inc. (incorporated by reference to Exhibit
           3.15 to the Company's Registration Statement on Form S-4 No.
           333-53897)

 3.16 - Articles of Incorporation of Pool-Australia, Inc. (incorporated by reference to Exhibit 3.16 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.17    - Bylaws of Pool-Australia, Inc. (incorporated by reference to
           Exhibit 3.17 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.18 - Articles of Incorporation of Pool California Energy Services, Inc., as amended (incorporated by reference to Exhibit 3.18 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.19 - Bylaws of Pool California Energy Services, Inc. (incorporated by reference to Exhibit 3.19 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.20 - Certificate of Incorporation of Pool Company, as amended (incorporated by reference to Exhibit 3.20 to the Company's Registration Statement on Form S-4 No. 333-53897)

(a)-3  EXHIBITS

EXHIBIT NO.                           DOCUMENT
-----------                           --------

3.21     - Bylaws of Pool Company (incorporated by reference to Exhibit 3.21 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.22     - Certificate of Limited Partnership of Pool Company Houston Ltd.
           (incorporated by reference to Exhibit 3.22 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.23     - Limited Partnership Agreement of Pool Company Houston Ltd., as
           amended (incorporated by reference to Exhibit 3.23 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.24     - Certificate of Limited Partnership of Pool Company Texas Ltd.
           (incorporated by reference to Exhibit 3.24 the Company's Registration Statement on Form S-4 No. 333-53897)

3.25     - Limited Partnership Agreement of Pool Company Texas Ltd., as
           amended (incorporated by reference to Exhibit 3.25 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.26     - Articles of Incorporation of Pool International, Inc. (incorporated by reference to Exhibit 3.26 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.27     - Bylaws of Pool International, Inc. (incorporated by reference to
           Exhibit 3.27 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.28     - Certificate of Incorporation of Pool Production Services, Inc., as
           amended (incorporated by reference to Exhibit 3.28 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.29     - Bylaws of Pool Production Services, Inc. (incorporated by reference to Exhibit 3.29 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.30     - Articles of Incorporation of PTX, Inc., as amended (incorporated by reference to Exhibit 3.30 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.31     - Bylaws of PTX, Inc. (incorporated by reference to Exhibit 3.31 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.32     - Articles of Incorporation of Sea Mar, Inc., as amended (incorporated by reference to Exhibit 3.32 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.33     - Bylaws of Sea Mar, Inc. (incorporated by reference to Exhibit 3.33 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.34     - Articles of Incorporation of Sea Mar Management, Inc. (incorporated by reference to Exhibit 3.34 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.35     - Bylaws of Sea Mar Management, Inc. (incorporated by reference to
           Exhibit 3.35 to the Company's Registration Statement on Form S-4 No. 333-53897)

4.1      - Rights Agreement dated as of June 7, 1994 between Pool Energy
           Services Co. and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the form of Rights Certificate and as Exhibit B the form of Summary of Rights to Purchase Shares (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 7, 1994, Commission File No. 0-18437)

4.2      - Indenture dated as of March 31, 1998 by and among Pool Energy
           Services Co., the Subsidiary Guarantors named therein and Marine Midland Bank, as Trustee, including the forms of the Old Notes and the New Notes issued pursuant to such Indenture (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 6, 1998)

(a)-3  EXHIBITS

EXHIBIT NO.                           DOCUMENT
-----------                           --------

4.3      - Registration Rights Agreement dated as of March 31, 1998 by and among Pool Energy Services Co. and SBC Warburg Dillon Read Inc., Morgan Stanley & Co. Incorporated and Johnson Rice & Company L.L.C., and the Subsidiary Guarantors named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 6, 1998)

4.4      - Purchase Agreement dated March 26, 1998 by and among Pool Energy
           Services Co. and SBC Warburg Dillon Read Inc., Morgan Stanley & Co. Incorporated and Johnson Rice & Company, L.L.C., and the Subsidiary Guarantors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 6, 1998)

4.5      - Supplemental Indenture dated as of March 31, 1998 among The
           Company, the Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 No. 333-53897)

4.6      - Form of First Amendment to Rights Agreement, dated as of January
           10, 1999, by and between Pool Energy Services Co. and the First National Bank of Boston (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Date of Event: January 10,
           1999) dated January 11, 1999, Commission File No. 0-18437)

10.1     - Contingent Support Agreement (incorporated by reference to Exhibit
           10.2.1 to the Company's Registration Statement on Form S-1 No. 33-33726)

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

10.8.1(+)- Amended and Restated Supplementary Executive Retirement Plan of
           Pool Company (incorporated by reference to Exhibit 10.9.1 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.9     - Agreement in Relation to Bareboat Charter (Pool Ranger IV) dated
           December 30, 1993 between Pool Company and Nationsbanc Leasing Corporation of North Carolina (incorporated by reference to Exhibit
           10.13 to the Company's Form 10-K for the year ended December 31, 1993, Commission File No. 0-18437)

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

10.23    - $35 million Restated Revolving Credit Agreement dated as of
           November 30, 1995 between Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.23.1  - First Amendment and Waiver to $35 million Restated Revolving Credit
           Agreement and $10 million Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3 No. 333-5229)

10.23.2  - First Amendment to ISDL Term Loan Agreement, Second Amendment to
           Pool Company Restated Revolving Credit Agreement, and Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-18437)

10.23.3  - Second Amendment to ISDL Term Loan Agreement, Third Amendment to
           Pool Company Restated Revolving Credit Agreement, and Third Amendment to Pool Company Restated Term Loan Agreement (incorporated by reference to Exhibit 10.25.3 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0.18437)

10.23.4  - Fourth Amendment and Waiver to Pool Company Restated Revolving
           Credit Agreement and Pool Company Restated Term Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission File No. 0-18437)

(a)-3  EXHIBITS

EXHIBIT NO.                           DOCUMENT
-----------                           --------

10.24     - $6.5 million Term Loan Agreement dated as of November 30, 1995 between International Sea Drilling Ltd. and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.25     - $10 million Restated Term Loan Agreement dated as of November 30,
            1995 between Pool Company and NationsBank of Texas, N.A., as Agent (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1995, Commission File No. 0-18437)

10.26(+)  - Pool Energy Services Co. 1996 Management Bonus Plan - Senior
            Executive Level (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 0-18437)

10.27(+)  - Pool Energy Services Co. 1996 Longterm Incentive Plan (corrected version replacing Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No. 0-18437; incorporated by reference to Exhibit 10.29 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0-18437)

10.28(+)  - Pool Energy Services Co. 1996 Directors' Stock Incentive Plan
            (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-8 No. 333-03159 filed with the commission on May 3, 1996)

10.28.1(+)- Form of Stock Option Agreement, Pool Energy Services Co. 1996
            Directors' Stock Incentive Plan (incorporated by reference to
            Exhibit 4.2 to the Company's Registration Statement on Form S-8 No. 333-03159 filed with the commission on May 3, 1996)

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

(a)-3  EXHIBITS

EXHIBIT NO.                           DOCUMENT
-----------                           --------

10.35(+)  - Pool Energy Services Co. 1997 Employee SAR/Phantom Stock Plan
            (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-18437)

10.36(+)  - Pool Energy Services Co. 1998 Senior Executive Bonus Plan
            (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-18437)

10.37(+)  - Pool Energy Services Co. 1998 Long-term Incentive Plan
            (incorporated by reference to Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No. 0-18437)

10.38     - Letter Agreement dated August 20, 1997 in connection with the
            Stock Purchase Agreement dated June 13, 1995 by and among Robert D. Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman, Jr., Golden Pacific Corp., Pool Company and Pool Energy Services Co. (incorporated by reference to Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1997, Commission File No., 0-18437)

10.39     - U.S. $180,000,000 Amended and Restated Credit Agreement, dated as of March 26, 1998, among Pool Energy Services Co., Pool Energy Holding, Inc., Pool Company, various banks, SBC Warburg Dillon Read Inc., as Arranger, Credit Lyonnais New York Branch, as Administrative Agent, and Swiss Bank Corporation, Stamford Branch, as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 6, 1998)

10.40     - Stock Purchase Agreement dated February 10, 1998 by and among Al
            A. Gonsoulin, Gonsoulin Enterprises, Inc, Sea Mar, Inc., Pool Company, and Pool Energy Services Co. (incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 9, 1998)

10.41     - Vessel Construction Contract dated August 1, 1997 between Sea Mar
            Equipment, Inc. and Halter Marine, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 9, 1998)

10.42     - Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, Commission File No. 0-18437)

10.43(+)  - Definitive Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Event: December 2, 1998) dated December 24, 1998, Commission File No. 0-18437)

10.44(+)  - Pool Energy Services Co. 1999 Long-Term Incentive Plan
            (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Date of Event: December 2, 1998) dated December 24, 1998, Commission File No. 0-18437)

12.1(*)   - Statement of Computation of Ratio of Earnings to Fixed Charges

21(*)     - List of Subsidiaries

23(*)     - Consent of Deloitte & Touche LLP

24(*)     - Powers of Attorney

27(*)     - Financial Data Schedule

--------------------

(+)  Management contract or compensatory plan or arrangement

(*)  Filed herewith

The schedules to Exhibits 10.23, 10.24 and 10.25 have been omitted. The Company hereby agrees to furnish supplementally to the Commission upon request copies of any such omitted schedules.

(b) REPORTS ON FORM 8-K - The Registrant filed a Current Report on Form 8-K dated December 24, 1998 (Date of Event: December 2, 1998) with respect to
     (i) the amendment, on December 2, 1998, of Section 4 of Article III of the Company's Bylaws to eliminate the automatic reduction in the number of directors upon the resignation, death or disability of a director, (ii) the Company's execution as of December 9, 1998, of amended and restated Change in Control Agreements with certain executive officers and other employees and (iii) the adoption on December 2, 1998, of the Company's 1999 Long-Term Incentive Plan covering the performance period commencing on January 1, 1999 and ending December 31, 2001. The items reported were (i) Item 5, Other Events, and (ii) Item 7, Financial Statements and Exhibits.

     The Registrant filed a Current Report on Form 8-K dated January 11, 1999 (Date of Event: January 10, 1999) in respect of the Agreement and Plan of Merger dated as of January 10, 1999 by and among Nabors Industries, Inc., Starry Acquisition Corp. and Pool Energy Services Co. The items reported in such Current Report were (i) Item 5, Other Events, and (ii) Item 7, Financial Statements and Exhibits.

                                                                     SCHEDULE II

                            POOL ENERGY SERVICES CO.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                AS OF DECEMBER 31
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                     ---------------------
                                        BALANCE AT   CHARGED TO   CHARGED                            BALANCE
                                        BEGINNING    COSTS AND    TO OTHER       OTHER                AT END
                                         OF YEAR     EXPENSES     ACCOUNTS      CHANGES               OF YEAR
                                        ---------    --------     --------      -------              ---------
Allowance for Doubtful Accounts:
     1998 ..........................    $   1,272    $     163    $      55     $   (748) (a) (c)    $     742
     1997 ..........................        1,235          195          352 (b)     (510) (a)            1,272
     1996 ..........................        1,059          249           29         (102) (a) (d)        1,235

Allowance for Inventory Shrinkage:
     1998...........................    $   2,256    $     190    $       -     $   (278) (e)        $   2,168
     1997 ..........................        1,856          480            -          (80)                2,256
     1996 ..........................        1,585          341           34         (104)                1,856

Allowance for Doubtful Noncurrent
   Receivables:
     1998...........................    $   1,113    $       -    $       -     $   (86)  (a) (f)    $   1,027
     1997 ..........................        1,219            -            -        (106)  (a) (g)        1,113
     1996 ..........................        2,824            -            -      (1,605)  (a) (h)        1,219

----------------
(a) Includes amounts reclassified between allowance for doubtful accounts and allowance for doubtful noncurrent receivables.
(b)  Includes an increase of $325 related to business acquisitions.
(c) Includes reductions of $150 and $131 related to a revised estimate of the accounts receivable allowance and business acquisitions, respectively.
(d) Includes a reduction of $800 of allowance related to a revised estimate of the accounts receivable allowance.
(e)  Includes a reduction of $242 related to inventory sold.
(f) Includes a reduction of $553 of allowance related to accounts receivable written off.
(g) Includes a reduction of $616 of allowance related to accounts receivable written off.
(h) Includes a reduction of $908 of allowance related to accounts receivable written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              By: /s/  J. T. JONGEBLOED
                                                 ------------------------------
                                                       J. T. Jongebloed
                                                    Chairman, President and
                                                    Chief Executive Officer



Dated:  March 15, 1999

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

                  NAME AND
                  SIGNATURE                               TITLE                           DATE
                  ---------                               -----                           ----
       /S/    J. T. JONGEBLOED              Chairman, President and Chief        )
   ------------------------------------       Executive Officer                  )
              J. T. Jongebloed                                                   )
                                                                                 )
       /S/     E. J. SPILLARD               Senior Vice President, Finance       )
   ------------------------------------       (principal financial officer)      )
               E. J. Spillard                                                    )
                                                                                 )
       /S/      B. G. GORDON                Controller (principal accounting     )
   ------------------------------------       officer)                           )
                B. G. Gordon                                                     )
                                                                                 )
              DENNIS R. HENDRIX             Director*                            )   --   March 15, 1999
                                                                                 )
              JOHN F. LAULETTA              Director*                            )
                                                                                 )
              WILLIAM H. MOBLEY             Director*                            )
                                                                                 )
             JOSEPH R. MUSOLINO             Director*                            )
                                                                                 )
               JAMES L. PAYNE               Director*                            )


*By:  /S/     J. T. JONGEBLOED
    -------------------------------------------
       (J. T. Jongebloed, as Attorney-In-Fact
       for each of the persons indicated)

                            POOL ENERGY SERVICES CO.
                                INDEX TO EXHIBITS

EXHIBIT NO.                           DOCUMENT
-----------                           --------
 2.1     - Agreement and Plan of Merger dated as of January 10, 1999 by and among Nabors Industries, Inc., Starry Acquisition Corp. and Pool
           Energy Services Co. (incorporated by reference to Exhibit 2.1 to the
           Company's Current Report on Form 8-K (Date of Event: January 10,
           1999) dated January 11, 1999, Commission File No. 0-18437)

 3.1     - Articles of Incorporation of Pool Energy Services Co., as amended
           (incorporated by reference to the Exhibit 3.1 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

 3.2     - Bylaws of Pool Energy Services Co. (incorporated by reference to
           Exhibit 3.2 to the Company's Current Report on Form 8-K (Date of
           Event: December 2, 1998) dated December 24, 1998, Commission File No.
           0-18437)

 3.3     - Articles of Incorporation of Associated Petroleum Services, Inc.
           (incorporated by reference to Exhibit 3.3 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

 3.4 - Bylaws of Associated Petroleum Services, Inc. (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.5     - Articles of Incorporation of Big 10 Fishing Tool Company, Inc.
           (incorporated by reference to Exhibit 3.5 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

 3.6 - Bylaws of Big 10 Fishing Tool Company, Inc. (incorporated by reference to Exhibit 3.6 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.7     - Articles of Incorporation of The International Air Drilling
           Company, as amended (incorporated by reference to Exhibit 3.7 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.8 - Bylaws of The International Air Drilling Company (incorporated by reference to Exhibit 3.8 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.9 - Joint Venture Agreement of Kuukpik/Pool Arctic Alaska (incorporated by reference to Exhibit 3.9 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.10 - Articles of Incorporation of PCNV, Inc. (incorporated by reference to Exhibit 3.10 to the Company's Registration Statement on Form S-4
           No. 333-53897)

 3.11 - Bylaws of PCNV, Inc. (incorporated by reference to Exhibit 3.11 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.12 - Articles of Incorporation of Pool Alaska, Inc. (incorporated by reference to Exhibit 3.12 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.13    - Bylaws of Pool Alaska, Inc. (incorporated by reference to Exhibit
           3.13 to the Company's Registration Statement on Form S-4 No.
           333-53897)

 3.14    - Articles of Incorporation of Pool Americas, Inc., as amended
           (incorporated by reference to Exhibit 3.14 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

 3.15    - Bylaws of Pool Americas, Inc. (incorporated by reference to Exhibit
           3.15 to the Company's Registration Statement on Form S-4 No.
           333-53897)

 3.16 - Articles of Incorporation of Pool-Australia, Inc. (incorporated by reference to Exhibit 3.16 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.17    - Bylaws of Pool-Australia, Inc. (incorporated by reference to
           Exhibit 3.17 to the Company's Registration Statement on Form S-4 No.
           333-53897)

 3.18 - Articles of Incorporation of Pool California Energy Services, Inc., as amended (incorporated by reference to Exhibit 3.18 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.19 - Bylaws of Pool California Energy Services, Inc. (incorporated by reference to Exhibit 3.19 to the Company's Registration Statement on Form S-4 No. 333-53897)

 3.20    - Certificate of Incorporation of Pool Company, as amended
           (incorporated by reference to Exhibit 3.20 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

EXHIBIT NO.                           DOCUMENT
-----------                           --------
3.21     - Bylaws of Pool Company (incorporated by reference to Exhibit 3.21 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.22     - Certificate of Limited Partnership of Pool Company Houston Ltd.
           (incorporated by reference to Exhibit 3.22 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

3.23     - Limited Partnership Agreement of Pool Company Houston Ltd., as
           amended (incorporated by reference to Exhibit 3.23 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

3.24     - Certificate of Limited Partnership of Pool Company Texas Ltd.
           (incorporated by reference to Exhibit 3.24 the Company's Registration
           Statement on Form S-4 No. 333-53897)

3.25     - Limited Partnership Agreement of Pool Company Texas Ltd., as
           amended (incorporated by reference to Exhibit 3.25 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

3.26     - Articles of Incorporation of Pool International, Inc. (incorporated by reference to Exhibit 3.26 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.27     - Bylaws of Pool International, Inc. (incorporated by reference to
           Exhibit 3.27 to the Company's Registration Statement on Form S-4 No.
           333-53897)

3.28     - Certificate of Incorporation of Pool Production Services, Inc., as
           amended (incorporated by reference to Exhibit 3.28 to the Company's
           Registration Statement on Form S-4 No. 333-53897)

3.29     - Bylaws of Pool Production Services, Inc. (incorporated by reference to Exhibit 3.29 to the Company's Registration Statement on Form S-4
           No. 333-53897)

3.30     - Articles of Incorporation of PTX, Inc., as amended (incorporated by reference to Exhibit 3.30 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.31     - Bylaws of PTX, Inc. (incorporated by reference to Exhibit 3.31 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.32     - Articles of Incorporation of Sea Mar, Inc., as amended (incorporated by reference to Exhibit 3.32 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.33     - Bylaws of Sea Mar, Inc. (incorporated by reference to Exhibit 3.33 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.34     - Articles of Incorporation of Sea Mar Management, Inc. (incorporated by reference to Exhibit 3.34 to the Company's Registration Statement on Form S-4 No. 333-53897)

3.35     - Bylaws of Sea Mar Management, Inc. (incorporated by reference to
           Exhibit 3.35 to the Company's Registration Statement on Form S-4 No.
           333-53897)

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

4.2      - Indenture dated as of March 31, 1998 by and among Pool Energy
           Services Co., the Subsidiary Guarantors named therein and Marine
           Midland Bank, as Trustee, including the forms of the Old Notes and the New Notes issued pursuant to such Indenture (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 6, 1998)

EXHIBIT NO.                           DOCUMENT
-----------                           --------
4.3      - Registration Rights Agreement dated as of March 31, 1998 by and among Pool Energy Services Co. and SBC Warburg Dillon Read Inc.,
           Morgan Stanley & Co. Incorporated and Johnson Rice & Company L.L.C.,
           and the Subsidiary Guarantors named therein (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K
           dated April 6, 1998)

4.4      - Purchase Agreement dated March 26, 1998 by and among Pool Energy
           Services Co. and SBC Warburg Dillon Read Inc., Morgan Stanley & Co.
           Incorporated and Johnson Rice & Company, L.L.C., and the Subsidiary
           Guarantors named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 6, 1998)

4.5      - Supplemental Indenture dated as of March 31, 1998 among The
           Company, the Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 No. 333-53897)

4.6      - Form of First Amendment to Rights Agreement, dated as of January
           10, 1999, by and between Pool Energy Services Co. and the First
           National Bank of Boston (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Date of Event: January 10,
           1999) dated January 11, 1999, Commission File No. 0-18437)

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
           0-18437)

EXHIBIT NO.                           DOCUMENT
-----------                           --------
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

10.8.1(+)- Amended and Restated Supplementary Executive Retirement Plan of
           Pool Company (incorporated by reference to Exhibit 10.9.1 to the Company's Form 10-K for the year ended December 31, 1996, Commission
           File No. 0-18437)

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

EXHIBIT NO.                           DOCUMENT
-----------                           --------
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

10.23.3  - Second Amendment to ISDL Term Loan Agreement, Third Amendment to
           Pool Company Restated Revolving Credit Agreement, and Third Amendment to Pool Company Restated Term Loan Agreement (incorporated by reference to Exhibit 10.25.3 to the Company's Form 10-K for the year ended December 31, 1996, Commission File No. 0.18437)

10.23.4  - Fourth Amendment and Waiver to Pool Company Restated Revolving
           Credit Agreement and Pool Company Restated Term Loan Agreement
           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the period ended June 30, 1997, Commission
           File No. 0-18437)

EXHIBIT NO.                           DOCUMENT
-----------                           --------
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

10.26(+)  - Pool Energy Services Co. 1996 Management Bonus Plan - Senior
            Executive Level (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March
            31, 1996, Commission File No. 0-18437)

10.27(+)  - Pool Energy Services Co. 1996 Longterm Incentive Plan (corrected version replacing Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996, Commission File No.
            0-18437; incorporated by reference to Exhibit 10.29 to the Company's
            Form 10-K for the year ended December 31, 1996, Commission File No.
            0-18437)

10.28(+)  - Pool Energy Services Co. 1996 Directors' Stock Incentive Plan
            (incorporated by reference to Exhibit 4.1 to the Company's
            Registration Statement of Form S-8 No. 333-03159 filed with the commission on May 3, 1996)

10.28.1(+)- Form of Stock Option Agreement, Pool Energy Services Co. 1996
            Directors' Stock Incentive Plan (incorporated by reference to
            Exhibit 4.2 to the Company's Registration Statement on Form S-8 No.
            333-03159 filed with the commission on May 3, 1996)

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

EXHIBIT NO.                           DOCUMENT
-----------                           --------
10.35(+)  - Pool Energy Services Co. 1997 Employee SAR/Phantom Stock Plan
            (incorporated by reference to Exhibit 10.3 to the Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1997, Commission File No. 0-18437)

10.36(+)  - Pool Energy Services Co. 1998 Senior Executive Bonus Plan
            (incorporated by reference to Exhibit 10.36 to the Company's Form
            10-K for the year ended December 31, 1997, Commission File No.
            0-18437)

10.37(+)  - Pool Energy Services Co. 1998 Long-term Incentive Plan
            (incorporated by reference to Exhibit 10.37 to the Company's Form
            10-K for the year ended December 31, 1997, Commission File No.
            0-18437)

10.38     - Letter Agreement dated August 20, 1997 in connection with the
            Stock Purchase Agreement dated June 13, 1995 by and among Robert D.
            Hillman, Barbara A. Hillman, Richard H. Hillman, Robert D. Hillman,
            Jr., Golden Pacific Corp., Pool Company and Pool Energy Services Co.
            (incorporated by reference to Exhibit 10.38 to the Company's Form
            10-K for the year ended December 31, 1997, Commission File No.,
            0-18437)

10.39     - U.S. $180,000,000 Amended and Restated Credit Agreement, dated as of March 26, 1998, among Pool Energy Services Co., Pool Energy
            Holding, Inc., Pool Company, various banks, SBC Warburg Dillon Read
            Inc., as Arranger, Credit Lyonnais New York Branch, as
            Administrative Agent, and Swiss Bank Corporation, Stamford Branch, as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 6, 1998)

10.40     - Stock Purchase Agreement dated February 10, 1998 by and among Al
            A. Gonsoulin, Gonsoulin Enterprises, Inc, Sea Mar, Inc., Pool
            Company, and Pool Energy Services Co. (incorporated by reference to
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated March
            9, 1998)

10.41     - Vessel Construction Contract dated August 1, 1997 between Sea Mar
            Equipment, Inc. and Halter Marine, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated
            March 9, 1998)

10.42     - Form of Indemnification Agreement between the Company and each of its Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 1998, Commission File No. 0-18437)

10.43(+)  - Definitive Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
            8-K (Date of Event: December 2, 1998) dated December 24, 1998,
            Commission File No. 0-18437)

10.44(+)  - Pool Energy Services Co. 1999 Long-Term Incentive Plan
            (incorporated by reference to Exhibit 10.2 to the Company's Current
            Report on Form 8-K (Date of Event: December 2, 1998) dated December
            24, 1998, Commission File No. 0-18437)

12.1(*)   - Statement of Computation of Ratio of Earnings to Fixed Charges

21(*)     - List of Subsidiaries

23(*)     - Consent of Deloitte & Touche LLP

24(*)     - Powers of Attorney

27(*)     - Financial Data Schedule

--------------------

(+)  Management contract or compensatory plan or arrangement

(*)  Filed herewith

The schedules to Exhibits 10.23, 10.24 and 10.25 have been omitted. The Company hereby agrees to furnish supplementally to the Commission upon request copies of any such omitted schedules.