Form 10-Q
period 1999-03-31
POOL ENERGY SERVICES CO
filed 1999-05-13
CIK 842815

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: Common Stock, no par value - 21,212,774 shares


===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED MARCH 31
                                                                   ---------------------------
                                                                     1999               1998
                                                                   --------          ---------
 Revenues .....................................................    $ 81,027          $ 117,712
 Earnings (Loss) Attributable to Unconsolidated Affiliates ....       3,668                (71)
                                                                   --------          ---------
          Total ...............................................      84,695            117,641
                                                                   --------          ---------
 Costs and Expenses:
      Operating expenses ......................................      56,125             83,363
      Selling, general and administrative expenses ............      14,135             13,175
      Depreciation and amortization ...........................      11,326              7,510
                                                                   --------          ---------
          Total ...............................................      81,586            104,048
                                                                   --------          ---------

 Other Income (Expense) - Net .................................         709                403
 Interest Expense .............................................       4,210              1,763
                                                                   --------          ---------

 Income (Loss) Before Income Taxes ............................        (392)            12,233
 Income Tax Provision (Credit) ................................        (927)             4,780
                                                                   --------          ---------
 Net Income ...................................................    $    535          $   7,453
                                                                   ========          =========
 Earnings Per Share of Common Stock ...........................    $    .03          $     .38
                                                                   ========          =========
 Earnings Per Share of Common Stock-assuming dilution .........    $    .03          $     .38
                                                                   ========          =========

           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                   ---------------------------
                                                                                     1999               1998
                                                                                   --------          ---------
 Operating Activities:
      Net income ..............................................................    $    535          $   7,453
      Noncash items included above:
          Depreciation and amortization .......................................      11,326              7,510
          Amortization of deferred drydocking costs ...........................         803                 --
          Amortization of deferred rig mobilization ...........................      (3,629)              (757)
          Amortization of deferred gain on sale and leaseback .................        (685)                --
          Settlement of employee benefit liability in company common stock ....         669                 --
          Deferred income taxes (credit) ......................................      (1,306)             2,299
          Undistributed (earnings) loss of unconsolidated affiliates ..........      (2,499)               147
          Other - net .........................................................         180                158
      Payment for lease of manufacturing facility .............................      (2,179)              (537)
      Proceeds from rig mobilization ..........................................          --              8,611
      Other - net .............................................................        (198)              (200)
      Provision for (payment of) prior years personal injury and property
          damage claims - net .................................................         653               (882)
      Net effect of changes in operating working capital ......................      (4,649)            (6,720)
                                                                                   --------          ---------
               Net Cash Flows Provided by (Used for) Operating Activities .....        (979)            17,082
                                                                                   --------          ---------

 Investing Activities:
      Property additions ......................................................     (17,817)           (25,918)
      Expenditures for acquisition, including acquisition costs, less cash
          acquired ............................................................      (2,881)           (50,374)
      Expenditures for drydocking costs .......................................        (365)                --
      Proceeds from disposition of property, plant and equipment ..............         711                438
      Other - net .............................................................         114                 36
                                                                                   --------          ---------
               Net Cash Flows Used for Investing Activities ...................     (20,238)           (75,818)
                                                                                   --------          ---------
 Financing Activities:
      Proceeds from long-term debt ............................................      25,000            170,000
      Principal payments on long-term debt ....................................     (10,000)           (80,800)
      Repayment of debt assumed in acquisition ................................          --            (15,672)
      Payment of debt financing costs .........................................          --             (4,691)
      Proceeds from exercise of stock options .................................           3                257
                                                                                   --------          ---------
               Net Cash Flows Provided by Financing Activities ................      15,003             69,094
                                                                                   --------          ---------
 Net Increase (Decrease) in Cash and Cash Equivalents .........................      (6,214)            10,358

 Cash and Cash Equivalents at January 1, ......................................      33,330             18,993
                                                                                   --------          ---------
 Cash and Cash Equivalents at March 31, .......................................    $ 27,116          $  29,351
                                                                                   ========          =========


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                     MARCH 31     DECEMBER 31
                                                                                       1999           1998
                                                                                    -----------   -----------
                                                                                    (UNAUDITED)
                                   ASSETS
 Current Assets:
    Cash and cash equivalents ...................................................    $  27,116     $  33,330
    Restricted cash .............................................................        1,500         1,500
    Accounts and notes receivable (net of allowance for doubtful accounts of
      $748 and $742) ............................................................       69,984        70,850
    Inventories .................................................................       15,704        15,842
    Deferred income tax asset ...................................................        8,602         8,579
    Other current assets ........................................................       11,073         9,896
                                                                                     ---------     ---------
      Total current assets ......................................................      133,979       139,997
 Property, Plant and Equipment - Net ............................................      410,021       405,740
 Vessel Construction Deposits ...................................................       16,448        18,275
 Investment in and Noncurrent Receivables from Unconsolidated Affiliates ........       30,526        28,027
 Goodwill, net ..................................................................       60,309        60,124
 Deferred Costs .................................................................        8,969         9,674
 Noncurrent Receivables (net of allowance for doubtful accounts of $1,085
    and $1,027) and Other Assets ................................................        1,955         2,302
                                                                                     ---------     ---------
      Total .....................................................................    $ 662,207     $ 664,139
                                                                                     =========     =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
    Current portion of long-term debt ...........................................    $     625     $     625
    Accounts payable ............................................................       18,224        25,263
    Other current liabilities ...................................................       59,819        63,932
                                                                                     ---------     ---------
      Total current liabilities .................................................       78,668        89,820
 Long-Term Debt .................................................................      187,847       172,847
 Deferred Income Taxes ..........................................................       60,460        61,320
 Other Liabilities ..............................................................       41,171        48,704
 Shareholders' Equity:
    Common stock, no par value:
      40,000,000  shares authorized; 21,212,774 and 21,043,898 shares
        issued and outstanding ..................................................      234,015       232,023
    Retained earnings ...........................................................       60,572        60,037
    Unearned compensation - restricted stock ....................................         (204)         (290)
    Cumulative foreign currency translation adjustments .........................         (322)         (322)
                                                                                     ---------     ---------
      Total shareholders' equity ................................................      294,061       291,448
                                                                                     ---------     ---------
      Total .....................................................................    $ 662,207     $ 664,139
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


           See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included in this report are unaudited but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated. All dollar amounts in the tabulations in the notes to the financial statements are stated in thousands unless otherwise indicated. Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

2.   MERGER AGREEMENT

     On January 10, 1999, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") among the Company, Nabors Industries, Inc. ("Nabors") and Starry Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Nabors ("Merger Sub"). The Merger Agreement provides, subject to certain conditions set forth therein, that Merger Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of common stock, without par value, of the Company (the "Pool Common Stock") issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of its subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of common stock, par value $.10 per share, of Nabors (the "Nabors Common Stock"). The closing of the Merger is subject to certain conditions, including, among other things, the approval of the holders of at least two-thirds of the Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements
Act of 1976, as amended (the "HSR Act"). Pool and Nabors are currently responding to a second request for information from the Department of Justice in connection with their respective filings under the HSR Act. Subject to meeting the foregoing conditions, the Merger is expected to close during the third quarter of 1999.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


3.   EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share ("EPS") is as follows:

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31
                                                                      -----------------------
                                                                        1999           1998
                                                                      -------         -------
                                                                     (IN THOUSANDS EXCEPT PER
                                                                           SHARE AMOUNTS)
 Net income for basic and diluted earnings per share .............    $   535         $ 7,453
                                                                      =======         =======

 Weighted-average shares for basic earnings per share ............     21,155          19,484
                                                                      =======         =======
 Effect of dilutive securities:
   Employee stock options ........................................        144             285
                                                                      -------         -------
 Adjusted weighted-average shares and assumed conversions for
   diluted earnings per share ....................................     21,299          19,769
                                                                      =======         =======

 Basic earnings per share ........................................    $   .03         $   .38
                                                                      =======         =======

 Diluted earnings per share ......................................    $   .03         $   .38
                                                                      =======         =======

     The 1999 EPS calculation excludes options to purchase approximately 296,000 shares of common stock at exercise prices ranging from $13.50 per share to $35.50 per share (weighted average exercise price of $18.78 per share) that were outstanding during the first quarter of 1999 because the inclusion of such options would have been antidilutive.

     The 1998 EPS calculation excludes options to purchase approximately 2,000 shares of common stock at an exercise price of $35.50 per share and approximately 52,000 shares of common stock at an exercise price of $31.8125 per share that were outstanding during the first quarter of 1998 because the inclusion of such options would have been antidilutive.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


4.   UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the unaudited condensed financial statements of the affiliates.

                                               THREE MONTHS ENDED
                                                     MARCH 31
                                              ---------------------
                                                1999          1998
                                              --------     --------
 Revenues:
     Pool Arabia, Ltd. ...................    $ 11,590     $ 11,457
     Pool International Argentina S.A ....       2,858        3,179
     Intairdril Oman L.L.C ...............          --           10
                                              --------     --------
           Total .........................    $ 14,448     $ 14,646
                                              ========     ========
 Gross Profit (Loss) (a):
     Pool Arabia, Ltd. ...................    $  3,821     $  3,890
     Pool International Argentina S.A ....         238       (1,336)
     Intairdril Oman L.L.C ...............          (4)           4
                                              --------     --------
           Total .........................    $  4,055     $  2,558
                                              ========     ========

 Net Income (Loss):
     Pool Arabia, Ltd. ...................    $    359     $    373
     Pool International Argentina S.A ....        (666)      (1,570)
     Intairdril Oman L.L.C ...............          (8)          (9)
                                              --------     --------
           Total .........................    $   (315)    $ (1,206)
                                              ========     ========


(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).

     Earnings (loss) attributable to unconsolidated affiliates is summarized below:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                           -------------------
                                                                            1999         1998
                                                                           -------     -------
 The Company's portion of net loss ....................................    $  (161)    $  (615)
 Adjustment to reconcile differences between affiliates' bases and
      Company's carrying value ........................................      2,660         468
                                                                           -------     -------

 Equity in income (loss) ..............................................      2,499        (147)
 Lease income (expense) - net .........................................      1,144          46
 Other income (expense) - net .........................................         25          30
                                                                           -------     -------

      Total ...........................................................    $ 3,668     $   (71)
                                                                           =======     =======

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

5.   OPERATING SEGMENTS

     The Company operates in only one business segment - the oilfield services industry. Within this segment, the Company conducts business in the following distinct geographic markets or reportable operating segments: domestic onshore, divided into two separate geographic divisions - the Central division (principally Texas and Oklahoma) and the California division; Gulf of Mexico offshore; Offshore support vessels; International and Alaska. The following table presents certain financial information of the Company for the three months ended March 31, 1999 and 1998 by operating segment.

                               DOMESTIC ONSHORE       GULF       OFFSHORE
                           ----------------------   OF MEXICO     SUPPORT
                            CENTRAL    CALIFORNIA   OFFSHORE     VESSELS(a)  INTERNATIONAL   ALASKA    CORPORATE      TOTAL
                           ---------   ----------   --------     ----------  -------------   ------    ---------     --------
          1999
-----------------------
 Revenues .............    $  23,413     $20,409    $  6,702     $   5,545      $ 12,095     $12,863    $     --     $ 81,027
 Net income (loss) ....       (2,650)        527      (2,213)       (1,282)        6,681       4,904      (5,432)         535
 Total assets .........       97,215      45,153      78,023       160,025       140,888      74,556      66,347      662,207

          1998
-----------------------
 Revenues .............    $  51,077     $23,181    $ 18,259     $      --      $ 14,276     $10,919    $     --     $117,712
 Net income (loss) ....        2,729         905       1,933            --         2,471       2,010      (2,595)       7,453
 Total assets .........      133,287      52,434      86,791       176,816       141,147      51,508      33,614      675,597

-----------
(a) On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, Inc. ("Sea Mar") a privately-owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico.

6.   ACCOUNTING STANDARDS

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

7.   CONSOLIDATING FINANCIAL STATEMENTS

     On March 31, 1998, the Company issued 8 5/8% Senior Subordinated Notes Due 2008 (the "Notes") in the aggregate principal amount of $150 million which are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The other subsidiaries of the Company are not guarantors of the Notes (the "Non-Guarantor Subsidiaries"). The following is condensed consolidating financial information for Pool Energy Services Co., on a stand-alone basis ("PESCO"), the Subsidiary Guarantors (on a combined basis) and the Non-Guarantor Subsidiaries (on a combined basis). Separate financial information of each Subsidiary Guarantor is not presented because the Company has concluded that such financial information is not material to investors.

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

                            POOL ENERGY SERVICES CO.

           UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

                                                                            THREE MONTHS ENDED MARCH 31, 1999
                                                  -------------------------------------------------------------------------------
                                                                    SUBSIDIARY     NON-GUARANTOR
                                                     PESCO          GUARANTORS      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  ------------     ------------     ------------    ------------     ------------
  Revenues ...................................    $         --     $     69,263     $     11,764    $         --     $     81,027
  Earnings Attributable to Unconsolidated
     Affiliates ..............................              --            2,524            1,144              --            3,668
                                                  ------------     ------------     ------------    ------------     ------------
           Total .............................              --           71,787           12,908              --           84,695
                                                  ------------     ------------     ------------    ------------     ------------
  Costs and Expenses:
     Operating expenses ......................              --           51,449            4,676              --           56,125
     Selling, general and administrative
       expenses ..............................             763           12,575              797              --           14,135
     Depreciation and amortization ...........              --            9,259            2,074              (7)          11,326
                                                  ------------     ------------     ------------    ------------     ------------
           Total .............................             763           73,283            7,547              (7)          81,586
                                                  ------------     ------------     ------------    ------------     ------------

  Other Income (Expense) - Net ...............              --              536              173              --              709
  Interest Expense ...........................           3,355              627              228              --            4,210
                                                  ------------     ------------     ------------    ------------     ------------
  Income (Loss) Before Income Taxes and
     Equity in Earnings of Consolidated
     Subsidiaries ............................          (4,118)          (1,587)           5,306               7             (392)
  Income Tax Provision (Credit) ..............          (1,441)             (49)             560               3             (927)
  Equity in Earnings of Consolidated
     Subsidiaries ............................           3,212            4,746               --          (7,958)              --
                                                  ------------     ------------     ------------    ------------     ------------

  Net Income .................................    $        535     $      3,208     $      4,746    $     (7,954)    $        535
                                                  ============     ============     ============    ============     ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

                            POOL ENERGY SERVICES CO.

           UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS

                                                                            THREE MONTHS ENDED MARCH 31, 1999
                                                  -------------------------------------------------------------------------------
                                                                    SUBSIDIARY     NON-GUARANTOR
                                                     PESCO          GUARANTORS      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  ------------     ------------     ------------    ------------     ------------
 Net Cash Flows Provided by (Used for)
    Operating Activities .....................    $     (2,544)    $     (3,508)    $      5,078     $         (5)    $       (979)
                                                  ------------     ------------     ------------     ------------     ------------


 Investing Activities:
 Property additions ..........................              --          (17,307)            (510)              --          (17,817)
 Expenditures for acquisition, including
    acquisition costs, less cash acquired ....              --           (2,881)              --               --           (2,881)
 Expenditures for drydocking costs ...........              --             (365)              --               --             (365)
 Proceeds from disposition of property,
    plant and equipment ......................              --              701               10               --              711
 Other - net .................................             (15)             123                6               --              114
                                                  ------------     ------------     ------------     ------------     ------------
 Net Cash Flows Used for Investing
    Activities ...............................             (15)         (19,729)            (494)              --          (20,238)
                                                  ------------     ------------     ------------     ------------     ------------

 Financing Activities:
 Proceeds from long-term debt ................              --           25,000               --               --           25,000
 Principal payments on long-term debt ........              --          (10,000)              --               --          (10,000)
 Proceeds from exercise of stock options .....               3               --               --               --                3
 Payments from (advances to) consolidated
    subsidiaries, net ........................           2,502            2,556           (5,063)               5               --
                                                  ------------     ------------     ------------     ------------     ------------

 Net Cash Flows Provided by (Used for)
    Financing Activities .....................           2,505           17,556           (5,063)               5           15,003
                                                  ------------     ------------     ------------     ------------     ------------

 Net Decrease in Cash and Cash
    Equivalents ..............................             (54)          (5,681)            (479)              --           (6,214)
 Cash and Cash Equivalents at January 1, .....              70           31,774            1,486               --           33,330
                                                  ------------     ------------     ------------     ------------     ------------

 Cash and Cash Equivalents at March 31, ......    $         16     $     26,093     $      1,007    $          --     $     27,116
                                                  ============     ============     ============    =============     ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

                            POOL ENERGY SERVICES CO.

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                   MARCH 31, 1999
                                                    ---------------------------------------------------------------------------
                                                                     SUBSIDIARY    NON-GUARANTOR
                                                       PESCO         GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                    ------------    ------------    ------------   ------------    ------------
                   ASSETS
 Current Assets:
    Cash and cash equivalents ...................   $         16    $     26,093    $      1,007   $         --    $     27,116
    Restricted cash .............................             --           1,500              --             --           1,500
    Accounts and notes receivable ...............             --          61,854           8,130             --          69,984
    Inventories .................................             --           4,356          11,348             --          15,704
    Deferred income tax asset ...................            201           6,979           1,311            111           8,602
    Other current assets ........................         12,046          (1,855)            882             --          11,073
                                                    ------------    ------------    ------------   ------------    ------------
          Total current assets ..................         12,263          98,927          22,678            111         133,979

 Property, Plant and Equipment - Net ............             --         335,042          75,300           (321)        410,021
 Investment in Consolidated Subsidiaries ........         86,278          49,105              --       (135,383)             --
 Investment in and Noncurrent Receivables
    from Unconsolidated Affiliates ..............             --          30,526              --             --          30,526
 Goodwill, net ..................................             --          60,309              --             --          60,309
 Vessel Construction Deposits ...................             --          16,448              --             --          16,448
 Deferred Costs .................................          3,875           5,094              --             --           8,969
 Noncurrent Receivables and Other Assets ........             --           1,939              16             --           1,955
                                                    ------------    ------------    ------------   ------------    ------------
          Total .................................   $    102,416    $    597,390    $     97,994   $   (135,593)   $    662,207
                                                    ============    ============    ============   ============    ============


       LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Current portion of long-term debt ...........   $         --    $        625    $         --   $         --    $        625
    Accounts payable ............................             --          17,560             664             --          18,224
    Payable (receivable) to (from)
      consolidated subsidiaries .................       (235,994)        213,538          22,687           (231)             --
    Other current liabilities ...................          7,063          40,301          12,459             (4)         59,819
                                                    ------------    ------------    ------------   ------------    ------------
          Total current liabilities .............       (228,931)        272,024          35,810           (235)         78,668
 Long-Term Debt .................................        150,000          37,847              --             --         187,847
 Long-Term Payable (Receivable) to (from)
    Consolidated Subsidiaries ...................       (111,595)        106,195           5,400             --              --
 Deferred Income Taxes ..........................         (1,441)         55,849           6,049              3          60,460
 Other Liabilities ..............................             --          39,542           1,629             --          41,171
 Shareholders' Equity:
    Common stock ................................        234,015               1             500           (501)        234,015
    Paid-in capital .............................             --          12,399          18,619        (31,018)             --
    Retained earnings ...........................         60,572          73,855          29,987       (103,842)         60,572
    Unearned compensation - restricted stock ....           (204)             --              --             --            (204)
    Cumulative foreign currency translation
      adjustments ...............................             --            (322)             --             --            (322)
                                                    ------------    ------------    ------------   ------------    ------------
          Total shareholders' equity ............        294,383          85,933          49,106       (135,361)        294,061
                                                    ------------    ------------    ------------   ------------    ------------

          Total .................................   $    102,416    $    597,390    $     97,994   $   (135,593)   $    662,207
                                                    ============    ============    ============   ============    ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

                            POOL ENERGY SERVICES CO.

           UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                   THREE MONTHS ENDED MARCH 31, 1998
                                               ---------------------------------------------------------------------------
                                                                SUBSIDIARY    NON-GUARANTOR
                                                  PESCO         GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                               ------------    ------------    ------------   ------------    ------------
 Revenues ..................................   $         --    $    103,637    $     14,075   $         --    $    117,712
 Earnings (Loss) Attributable to
    Unconsolidated Affiliates ..............             --            (106)             35             --             (71)
                                               ------------    ------------    ------------   ------------    ------------
          Total ............................             --         103,531          14,110             --         117,641
                                               ------------    ------------    ------------   ------------    ------------

 Costs and Expenses:
    Operating expenses .....................             --          75,419           7,944             --          83,363
    Selling, general and administrative
      expenses .............................            147          12,043             985             --          13,175
    Depreciation and amortization ..........             --           6,193           1,324             (7)          7,510
                                               ------------    ------------    ------------   ------------    ------------
          Total ............................            147          93,655          10,253             (7)        104,048
                                               ------------    ------------    ------------   ------------    ------------

 Other Income (Expense) - Net ..............             --             316              87             --             403
 Interest Expense ..........................             --           1,355             408             --           1,763
                                               ------------    ------------    ------------   ------------    ------------

 Income (Loss) Before Income Taxes and
    Equity in Earnings of Consolidated
    Subsidiaries ...........................           (147)          8,837           3,536              7          12,233
 Income Tax Provision (Credit) .............            (52)          3,741           1,088              3           4,780
 Equity in Earnings of Consolidated
    Subsidiaries ...........................          7,548           2,448              --         (9,996)             --
                                               ------------    ------------    ------------   ------------    ------------

 Net Income ................................   $      7,453    $      7,544    $      2,448   $     (9,992)   $      7,453
                                               ============    ============    ============   ============    ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

                            POOL ENERGY SERVICES CO.

           UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                            THREE MONTHS ENDED MARCH 31, 1998
                                                  -------------------------------------------------------------------------------
                                                                    SUBSIDIARY     NON-GUARANTOR
                                                     PESCO          GUARANTORS      SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                  ------------     ------------     ------------    ------------     ------------
 Net Cash Flows Provided by Operating
    Activities ...............................    $         10     $      9,028     $      8,045     $         (1)    $     17,082
                                                  ------------     ------------     ------------     ------------     ------------
 Investing Activities:
 Property additions ..........................              --          (18,898)          (7,467)             447          (25,918)
 Expenditures for acquisition, including
    acquisition costs, less cash acquired ....              --          (50,374)              --               --          (50,374)
 Proceeds from disposition of property,
    plant and equipment ......................              --              791               94             (447)             438
 Other - net .................................               1               30                4                1               36
                                                  ------------     ------------     ------------     ------------     ------------

 Net Cash Flows Provided by (Used for)
    Investing Activities .....................               1          (68,451)          (7,369)               1          (75,818)
                                                  ------------     ------------     ------------     ------------     ------------
 Financing Activities:
 Proceeds from long-term debt ................         150,000           20,000               --               --          170,000
 Principal payments on long-term debt ........              --          (80,800)              --               --          (80,800)
 Repayment of debt assumed in acquisition ....              --          (15,672)              --               --          (15,672)
 Proceeds from exercise of stock options .....             257               --               --               --              257
 Payment of debt financing costs .............          (4,186)            (505)              --               --           (4,691)
 Payments from (advances to) consolidated
    subsidiaries, net ........................        (146,029)         147,835           (1,806)              --               --
                                                  ------------     ------------     ------------     ------------     ------------

 Net Cash Flows Provided by (Used for)
    Financing Activities .....................              42           70,858           (1,806)              --           69,094
                                                  ------------     ------------     ------------     ------------     ------------
 Net Increase (Decrease) in Cash and Cash
    Equivalents ..............................              53           11,435           (1,130)              --           10,358
 Cash and Cash Equivalents at January 1, .....             210           16,395            2,388               --           18,993
                                                  ------------     ------------     ------------     ------------     ------------

 Cash and Cash Equivalents at March 31, ......    $        263     $     27,830     $      1,258     $         --     $     29,351
                                                  ============     ============     ============     ============     ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)

                            POOL ENERGY SERVICES CO.

                     CONDENSED CONSOLIDATING BALANCE SHEET

                                                                                   DECEMBER 31, 1998
                                                      ---------------------------------------------------------------------------
                                                                       SUBSIDIARY    NON-GUARANTOR
                                                         PESCO         GUARANTORS     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------   ------------    ------------
                   ASSETS
 Current Assets:
    Cash and cash equivalents .....................   $         70    $     31,774    $      1,486   $         --    $     33,330
    Restricted cash ...............................             --           1,500              --             --           1,500
    Accounts and notes receivable .................             --          59,239          11,611             --          70,850
    Inventories ...................................             --           4,552          11,290             --          15,842
    Deferred income tax asset .....................            131           7,004           1,311            133           8,579
    Other current assets ..........................            511           8,424             961             --           9,896
                                                      ------------    ------------    ------------   ------------    ------------
          Total current assets ....................            712         112,493          26,659            133         139,997

 Property, Plant and Equipment - Net ..............             --         328,760          77,308           (328)        405,740
 Vessel Construction Deposits .....................             --          18,275              --             --          18,275
 Investment in Consolidated Subsidiaries ..........         83,066          44,360              --       (127,426)             --
 Investment in and Noncurrent Receivables
    from Unconsolidated Affiliates ................             --          28,027              --             --          28,027
 Goodwill, net ....................................             --          60,124              --             --          60,124
 Deferred Costs ...................................          3,990           5,684              --             --           9,674
 Noncurrent Receivables and Other Assets ..........             --           2,284              18             --           2,302
                                                      ------------    ------------    ------------   ------------    ------------
          Total ...................................   $     87,768    $    600,007    $    103,985   $   (127,621)   $    664,139
                                                      ============    ============    ============   ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Current portion of long-term debt .............   $         --    $        625    $         --   $         --    $        625
    Accounts payable ..............................             --          22,782           2,481             --          25,263
    Payable (receivable) to (from)
      consolidated subsidiaries ...................       (236,391)        210,662          25,961           (232)             --
    Other current liabilities .....................         (4,384)         51,758          16,544             14          63,932
                                                      ------------    ------------    ------------   ------------    ------------
          Total current liabilities ...............       (240,775)        285,827          44,986           (218)         89,820
 Long-Term Debt ...................................        150,000          22,847              --             --         172,847
 Long-Term Payable (Receivable) to (from)
    Consolidated Subsidiaries .....................       (111,595)        104,406           7,189             --              --
 Deferred Income Taxes ............................         (1,632)         57,129           5,819              4          61,320
 Other Liabilities ................................             --          47,073           1,631             --          48,704
 Shareholders' Equity:
    Common stock ..................................        232,023               1             500           (501)        232,023
    Paid-in capital ...............................             --          12,399          18,619        (31,018)             --
    Retained earnings .............................         60,037          70,647          25,241        (95,888)         60,037
    Unearned compensation - restricted stock ......           (290)             --              --             --            (290)
    Cumulative foreign currency translation
      adjustments .................................             --            (322)             --             --            (322)
                                                      ------------    ------------    ------------   ------------    ------------
          Total shareholders' equity ..............        291,770          82,725          44,360       (127,407)        291,448
                                                      ------------    ------------    ------------   ------------    ------------

          Total ...................................   $     87,768    $    600,007    $    103,985   $   (127,621)   $    664,139
                                                      ============    ============    ============   ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

     The Merger Agreement entered into on January 10, 1999 among the Company, Nabors and Merger Sub provides, subject to certain conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of Pool Common Stock issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of it subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of Nabors Common Stock. The closing of the Merger is subject to certain conditions, including, among other things, approval by the holders of at least two-thirds of Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the HSR Act. Pool and Nabors are currently responding to a second request for information from the Department of Justice in connection with their respective filings under the HSR Act. Subject to meeting the foregoing conditions, the Merger is expected to close during the third quarter of 1999.

SEA MAR ACQUISITION

     The Company's acquisition on March 31, 1998 of all of the outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, involved purchase consideration at closing of approximately $76.0 million in cash and 1,538,462 shares of the Company's common stock. During the first quarter of 1999, the Company paid additional cash consideration of approximately $2.9 million as a result of Sea Mar's financial performance for the fiscal year ended December 31, 1998. The Company is also obligated to pay additional cash consideration contingent upon Sea Mar's financial performance for the fiscal year ending December 31, 1999, up to a maximum of $10 million.

     As a result of the acquisition of Sea Mar, the Company now operates a diversified fleet of offshore support vessels in the Gulf of Mexico. In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. One new vessel was delivered in January 1999 and the remaining nine vessels are scheduled to be delivered between the second quarter of 1999 and late 2000. The Company anticipates that the expenditures for these vessels will be financed by internally generated funds and other financing arrangements as needed.

RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 1999 AND 1998

     The Company generated net income of $0.5 million in the first quarter of 1999, compared with $7.5 million in the first quarter of 1998. The average price of crude oil was approximately 18% lower in the first quarter of 1999 than in the first quarter of 1998, and average domestic natural gas prices also decreased approximately 18% comparing the same periods. Results from the Company's domestic operations declined primarily due to reduced activity for the Company's domestic land well-servicing rigs and offshore rigs in the Gulf of Mexico in response to lower crude oil and natural gas prices. The decline in net income for the Company's domestic operations was partly offset by revenue related to the early termination by a customer of a contract for the Company's Rig 8, in Alaska. Rig hours for the Company's domestic onshore operation were 41% lower in the first quarter of 1999 than in the corresponding quarter of 1998. The Company's offshore rig fleet in the Gulf of Mexico experienced utilization of 28% in the first quarter of 1999, compared to 59% in the comparable period of 1998, and average rates for these rigs were 26% lower in the 1999 period. Results from the Company's international operations improved primarily due to higher earnings attributable to Pool Arabia, Ltd., the Company's unconsolidated affiliate in Saudi Arabia.

     Revenues. Revenues were $81.0 million in the first quarter of 1999, a 31% decrease from revenues of $117.7 million in the first quarter of 1998. This decrease was attributable to lower overall utilization of the Company's land well-servicing rigs located in Texas, New Mexico and California, reduced offshore rig activity in the Gulf of

Mexico and lower land drilling activity in Ecuador due to reduced activity in response to lower crude oil prices. These revenue decreases were offset partly by the inclusion of revenues from offshore support vessels acquired in the March 1998 acquisition of Sea Mar and revenue related to early termination of the Rig 8 contract.

     Domestic onshore well-servicing and production services revenues decreased $30.4 million or 41% in the first quarter of 1999 from the corresponding quarter of 1998, chiefly as a result of overall reduced activity levels in response to lower crude oil and natural gas prices. Domestic onshore rig utilization was 34% in the first quarter of 1999, compared to 54% in the first quarter of 1998. Domestic onshore well-servicing rig hours decreased from approximately 330,000 in the first quarter of 1998 to approximately 195,000 in the first quarter of 1999. Gulf of Mexico offshore workover and drilling revenues decreased $11.6 million or 63%, international operations revenues decreased $2.2 million or 15%, and Alaska operations revenues increased $1.9 million or 18%, compared to the first quarter of 1998. Revenues from Sea Mar's fleet of offshore support vessels were $5.5 million in the first quarter of 1999.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $3.7 million in the first quarter of 1999, compared to a loss of $0.1 million in the first quarter of 1998. Earnings attributable to Pool Arabia, Ltd. increased $3.3 million from the first quarter of 1998 to $4.1 million in the first quarter of 1999, primarily due to income earned from Pool Arabia's operation of two rigs leased from the Company and the reversal of $2.2 million of excess deferred foreign income tax reserves related to the 1996 tax year, which has now been audited by the applicable foreign tax authorities.

     Costs and Expenses. The Company's costs and expenses were $81.6 million in the first quarter of 1999, a 22% decrease compared to costs and expenses of $104.0 million in the corresponding quarter of 1998. As a percentage of revenues, operating expenses declined to 69% of revenues in the first quarter of 1999 from 71% of revenues in the first quarter of 1998; the improvement in operating margins was primarily attributable to the inclusion of the revenue from early termination of the Rig 8 contract. The decrease in total costs and expenses was primarily due to decreased costs and expenses for the Company's domestic land well-servicing rigs and offshore rigs in the Gulf of Mexico as a result of reduced activity levels. The decrease was partly offset by increases in other costs and expenses primarily resulting from the inclusion of costs and expenses related to operating the Sea Mar vessels.

     Interest Expense. Interest expense was $2.4 million higher in the first quarter of 1999 than in the corresponding quarter of 1998, primarily as a result of interest expense related to the $150 million Notes issued in March 1998.

     Income Taxes. The Company recorded an income tax credit of $0.9 million on a loss before income taxes of $0.4 million in the first quarter of 1999, compared to income tax expense of $4.8 million on income before income taxes of $12.2 million in the first quarter of 1998. The decrease in income tax expense in the first quarter of 1999, compared to the first quarter of 1998, was primarily due to a decrease in pre-tax income in the first quarter of 1999, as a result of the factors described above, and a $0.7 million reversal of overaccrued deferred foreign income tax liabilities. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign locations.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $27.1 million at March 31, 1999 compared to $33.3 million at December 31, 1998. Working capital was $55.3 million and $50.2 million at March 31, 1999 and December 31, 1998, respectively. The Company used a net $20.2 million for investing activities in the first quarter of 1999, primarily for capital expenditures of $17.8 million, including approximately $7.9 million for the balance of the purchase price for an offshore support vessel and $2.9 million of additional cash consideration paid as a result of Sea Mar's financial performance for the fiscal year ended December 31, 1998. The Company used a net $75.8 million for investing activities in the first quarter of 1998, primarily for capital expenditures of $25.9 million and $50.4 million, net of cash acquired, for the purchase of Sea Mar.

     $150 Million Senior Subordinated Notes. On March 31, 1998, the Company issued 8 5/8% Notes in the aggregate principal amount of $150 million and used the net proceeds from the sale thereof to fund the cash portion of the purchase price for Sea Mar, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement").

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

     $180 Million Credit Agreement. In March 1998, simultaneously with the issuance of the Notes and the acquisition of Sea Mar, the Company executed an amendment to its three-year $130 million Credit Agreement to provide for maximum borrowings of up to $180 million, including up to $15 million that may be used to support letters of credit. At March 31, 1999, the Company had drawn $25.0 million in cash under the Credit Agreement, and an additional $10.0 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the 1995 acquisition of Golden Pacific Corp.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period. Based upon the Company's leverage ratio at March 31, 1999, the applicable Eurodollar margin would be 1.00% for borrowings during the second quarter of 1999. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. The Credit Agreement is guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries. During the first quarter of 1999, the Company drew $25.0 million in cash and made payments of $10.0 million to reduce borrowings under the Credit Agreement. During the first quarter of 1998, the Company made payments of $80.8 million to reduce borrowings under the Credit Agreement and repaid Sea Mar's existing debt of $15.7 million.

     Sale and Leaseback. In December 1998, the Company entered into sale and leaseback agreements with a leasing company with respect to two offshore jackup rigs. These rigs had been leased by the Company for the previous five years and were purchased by the Company for $2.3 million in December 1998 through the exercise of a purchase option. The rigs were sold to the new leasing company for $20.0 million in cash. The current leases for the two rigs have an aggregate annual lease rate of approximately $2.7 million through December 2004.

     Capital Expenditures. The Company anticipates that 1999 capital expenditures will consist of (i) approximately $12 million primarily for maintenance of its existing rig and offshore support vessel fleet, (ii) approximately $4 million to complete construction of a new Arctic drilling rig, Rig 9, in Alaska and (iii) approximately $32 million for payment of the balance of the purchase price of four newly constructed offshore support vessels for the Sea Mar operation. The Company anticipates that these expenditures will be financed by internally generated funds, borrowings under the Credit Agreement and other financing arrangements as needed. Except for the foregoing, capital spending generally has been suspended by the Company pending consummation of the Merger.

OTHER MATTERS

     Market Outlook. Historically, the demand for the Company's services has had a strong correlation with the fluctuations in oil and natural gas prices. Crude oil prices decreased from an average of approximately $16.67 per barrel in January 1998 to an average of approximately $11.07 per barrel in December 1998, while the average price was $13.07 per barrel in the first quarter of 1999. Likewise, the average price for domestic natural gas declined from $1.99 per MMbtu in January 1998 to $1.66 per MMbtu in December 1998, while the average price was $1.68 per MMbtu in the first quarter of 1999. As a result of the depressed state of the industry, the Company experienced a decline in the overall demand and rates for its services. These market conditions negatively affected activity levels and financial results, particularly since mid-1998, and are expected to continue to do so until commodity prices are at higher levels for a period of time. In order to minimize the effects of such low oil prices, the Company has made significant reductions to the cost structure within each of its operating units. Encouragingly, oil prices have recently increased due largely to pledged production cutbacks by the Organization of Petroleum Exporting Countries. Although not expected to significantly increase overall industry activity right away, this development, if sustained, should cause a recovery in the energy service industry. Accordingly, while the near-term market conditions remain depressed, the Company is optimistic about the long-term outlook and believes that market conditions in the industry will improve over the long term as demand and supply become more in balance.

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

     Impact of the Year 2000 Issue. Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process date-sensitive information beyond the year 2000. This situation, which is not uncommon, is frequently referred to as the Year 2000 issue and can cause a temporary disruption of the ordinary course of business. The Company has developed a plan to address its exposure to the impact of the Year 2000 issue. An assessment of the critical financial and operational systems has been made and the remediation of these systems is approximately 85% complete. The testing phase of the critical systems has begun, and these systems are expected to be Year 2000 compliant by July 1999. The inventory and assessment of the smaller less critical financial and operational systems, many located internationally, have been completed. The modification and testing of several of these smaller systems has been accomplished. For the remaining small systems, modifications or replacements are in process, and a target date of May 1999 has been set for completion, with testing of these systems to follow. The assessment of systems embedded in the Company's buildings, equipment and other infrastructures has been completed. To date, there has been no discovery of a significant non-compliant embedded system. As of March 31, 1999, the Company has spent approximately $0.3 million, exclusive of internal costs, on its Year 2000 initiatives, primarily for incremental software purchases and outside consulting. The Company does not separately track internal Year 2000 costs, which are largely salaries and benefits of Company personnel working on the project. The Company expects the incremental cost of full implementation of its Year 2000 plan to be approximately $0.6 million, exclusive of internal costs.

     The Company has formally communicated with the suppliers, customers and financial institutions that it considers to be material third parties and is evaluating its risks related to any possible failure of such third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. Risk assessment and contingency plans related to these parties are expected to be complete by July 1999.

     Contingency plans to protect the Company from Year 2000-related interruptions are being developed and are expected to be complete by July 1999.

     The dates on which the Company plans to become Year 2000 compliant and the costs associated with the related modifications are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these time or cost estimates will be achieved, and the actual results could be materially different. Although the Company expects to be Year 2000 compliant by July 1999 and believes that in a "most reasonably likely worst case scenario" it will not be materially impacted by any third party non-compliance, failure by the Company or by material third parties to fully implement appropriate Year 2000 plans could have a material adverse effect on the Company's results of operations. Adverse effects on the Company could include, among other things, business disruptions, increased costs, loss of business and other similar risks.

     Forward-Looking Information. The statements included in this report on Form 10-Q regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements to the effect that the Company or management "anticipates," "believes," "estimates," "expects," "predicts," or "projects" a particular result or course of events, or that such result or course of events "should" occur, and similar expressions, are also intended to identify forward-looking statements. In connection with such statements, it should be noted that the Company's operations and financial results are subject to numerous risks, uncertainties and assumptions, including but not limited to uncertainties related to industry and market conditions, prices of crude oil and natural gas, foreign exchange and currency fluctuations, political instability in foreign jurisdictions, the ability of the Company to integrate newly acquired operations, the success of the Company and material third party business partners or suppliers in implementing their Year 2000 compliance plans and other factors discussed in this quarterly report and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those stated.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion of the Company's market sensitive financial instruments contains "forward-looking statements." All items described are non-trading.

INTEREST RATE RISK

     There have been no material changes in the Company's market risk during the three months ended March 31, 1999. The Company currently has minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to risk of earnings loss due to changes in market interest rates. The Company is subject to the risk of fluctuating interest rates related to its Credit Agreement, since it provides for borrowings which bear interest at variable rates.

                                                                FAIR VALUE
                                                                 03/31/99
                                                               -------------
                                                               (IN MILLIONS)
LONG-TERM DEBT
     8 5/8% Senior Subordinate Notes Due 2008, Series B
       Fixed interest rate - 8 5/8% ...........................   $ 152.3

     9% Notes (DA&S)
       Fixed interest rate - 9% ...............................   $  10.5

     10% Notes (GPC)
       Fixed interest rate - 10% ..............................   $   4.2

     Revolving Credit Agreement Loans
       Variable interest rate - 5.94% at March 31, 1999 .......   $  25.0

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

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1999, the Company held its Annual Meeting of Shareholders. At such meeting the following matters were voted upon:

     (i) The following persons were elected to serve as directors of the Company, each for a term of three years or until a successor is elected and qualified:

                                                   VOTES       VOTES
                                                    FOR       WITHHELD
                                                ----------    --------
                      Dennis R. Hendrix         16,975,839     83,216
                      John F. Lauletta          16,970,229     88,826

     (ii) A proposal to ratify the appointment of Deloitte and Touche LLP as independent auditors of the Company for the year 1999 was approved. Such proposal received 17,022,977 affirmative votes, 11,265 negative votes, and there were 24,813 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                        DOCUMENT
-----------                        --------
10.1(*)  -    Pool Energy Services Co. 1999 Senior Executive Bonus Plan
10.2(*)  -    December 1998 Amendment, Waiver and Consent dated as of
              December 29, 1998 to the Company's $180,000,000 Credit
              Agreement.
27(*)    -    Financial Data Schedule

(*)  Filed herewith

(b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K dated January 11, 1999 (Date of Event: January 10, 1999) in respect of the Agreement and Plan of Merger dated as of January 10, 1999 by and among Nabors Industries, Inc., Starry Acquisition Corp. and Pool Energy Services Co. The items reported in such Current Report were (i) Item 5, Other Events, and (ii)
Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   POOL ENERGY SERVICES CO.
                                                        (Registrant)


            MAY 13, 1999                           /s/ E. J. SPILLARD
     ----------------------------              ----------------------------
               (Date)                                  E. J. Spillard
                                                Senior Vice President, Finance
                                                 (principal financial officer)


            MAY 13, 1999                              /s/ B. G. GORDON
     ----------------------------              ----------------------------
               (Date)                                     B. G. Gordon
                                                           Controller
                                                 (principal accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                        DOCUMENT
-----------                        --------
10.1(*)  -    Pool Energy Services Co. 1999 Senior Executive Bonus Plan
10.2(*)  -    December 1998 Amendment, Waiver and Consent dated as of
              December 29, 1998 to the Company's $180,000,000 Credit
              Agreement.
27(*)    -    Financial Data Schedule

(*)  Filed herewith