Form 10-Q
period 1999-06-30
POOL ENERGY SERVICES CO
filed 1999-08-13
CIK 842815

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 0-18437

                                ----------------

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

     The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999: Common Stock, no par value - 21,266,726 shares


================================================================================

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                    THREE MONTHS ENDED JUNE 30
                                                                    --------------------------
                                                                       1999             1998
                                                                    ----------      ----------
Revenues ......................................................     $   73,080      $  127,999
Earnings Attributable to Unconsolidated Affiliates ............          1,403           1,179
                                                                    ----------      ----------

         Total ................................................         74,483         129,178
                                                                    ----------      ----------
Costs and Expenses:
     Operating expenses .......................................         54,182          86,769
     Selling, general and administrative expenses .............         12,519          14,869
     Depreciation and amortization ............................         11,452          10,489
                                                                    ----------      ----------

         Total ................................................         78,153         112,127
                                                                    ----------      ----------

Other Income (Expense) - Net ..................................          4,268             206
Interest Expense ..............................................          4,575           4,291
                                                                    ----------      ----------

Income (Loss) Before Income Taxes .............................         (3,977)         12,966
Income Tax Provision (Credit) .................................         (2,097)          5,361
                                                                    ----------      ----------

Net Income (Loss) .............................................     $   (1,880)     $    7,605
                                                                    ==========      ==========

Earnings (Loss) Per Share of Common Stock .....................     $    (0.09)     $      .36
                                                                    ==========      ==========

Earnings (Loss) Per Share of Common Stock-assuming dilution....     $    (0.09)     $      .36
                                                                    ==========      ==========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                SIX MONTHS ENDED JUNE 30
                                                                ------------------------
                                                                   1999           1998
                                                                ---------      ---------
Revenues ..................................................     $ 154,107      $ 245,711
Earnings Attributable to Unconsolidated Affiliates ........         5,071          1,108
                                                                ---------      ---------


         Total ............................................       159,178        246,819
                                                                ---------      ---------

Costs and Expenses:
     Operating expenses ...................................       110,307        170,132
     Selling, general and administrative expenses .........        26,654         28,044
     Depreciation and amortization ........................        22,778         17,999
                                                                ---------      ---------

         Total ............................................       159,739        216,175
                                                                ---------      ---------

Other Income (Expense) - Net ..............................         4,977            609
Interest Expense ..........................................         8,785          6,054
                                                                ---------      ---------

Income (Loss) Before Income Taxes .........................        (4,369)        25,199
Income Tax Provision (Credit) .............................        (3,024)        10,141
                                                                ---------      ---------

Net (Loss) Income .........................................     $  (1,345)     $  15,058
                                                                =========      =========

Earnings (Loss) Per Share of Common Stock .................     $   (0.06)     $     .74
                                                                =========      =========

Earnings (Loss) Per Share of Common Stock-assuming dilution     $   (0.06)     $     .73
                                                                =========      =========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
Operating Activities:
     Net Income (Loss) ..................................................     $   (1,345)     $   15,058
     Noncash items included above:
         Depreciation and amortization ..................................         22,778          17,999
         Amortization of deferred drydocking costs ......................          1,606             786
         Amortization of deferred rig mobilization ......................         (4,990)         (1,777)
         Amortization of deferred gain on sale and leaseback ............         (1,372)             --
         Settlement of employee benefit liability in company common
             stock ......................................................          1,247              --
         Deferred income taxes (credit) .................................         (3,509)          3,956
         Undistributed earnings of unconsolidated affiliates ............         (2,731)            (65)
         Other - net ....................................................            916             541
     Payment for lease of manufacturing facility ........................         (3,269)         (1,626)
     Proceeds from rig mobilization .....................................             --           6,921
     Other - net ........................................................           (510)           (395)
     Provision for (payment of) prior years personal injury and
         property damage claims - net ...................................          1,153          (1,574)
     Net effect of changes in operating working capital .................         (5,240)        (10,316)
                                                                              ----------      ----------

              Net Cash Flows Provided by Operating Activities ...........          4,734          29,508
                                                                              ----------      ----------

Investing Activities:
     Property additions .................................................        (41,370)        (50,781)
     Expenditures for acquisition, including acquisition costs, less
         cash acquired ..................................................         (2,881)        (51,688)
     Expenditures for drydocking costs ..................................           (365)           (817)
     Proceeds from disposition of property, plant and equipment .........            939             654
     Other - net ........................................................           (206)            (98)
                                                                              ----------      ----------

              Net Cash Flows Used for Investing Activities ..............        (43,883)       (102,730)
                                                                              ----------      ----------

Financing Activities:
     Proceeds from long-term debt .......................................         35,000         180,000
     Principal payments on long-term debt ...............................        (15,625)        (81,825)
     Repayment of debt assumed in acquisition ...........................             --         (15,672)
     Payment of debt financing costs ....................................           (105)         (5,185)
     Proceeds from exercise of stock options ............................            220             379
                                                                              ----------      ----------

              Net Cash Flows Provided by Financing Activities ...........         19,490          77,697
                                                                              ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents ....................        (19,659)          4,475

Cash and Cash Equivalents at January 1, .................................         33,330          18,993
                                                                              ----------      ----------

Cash and Cash Equivalents at June 30, ...................................     $   13,671      $   23,468
                                                                              ==========      ==========

            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)


                                                                                           JUNE 30      DECEMBER 31
                                                                                             1999           1998
                                                                                         -----------    -----------
                                                                                         (UNAUDITED)
                                                          ASSETS
Current Assets:
   Cash and cash equivalents .......................................................     $    13,671    $    33,330
   Restricted cash .................................................................           1,500          1,500
   Accounts and notes receivable (net of allowance for doubtful accounts of
     $739 and $742) ................................................................          64,699         70,850
   Inventories .....................................................................          15,363         15,842
   Deferred income tax asset .......................................................           8,630          8,579
   Other current assets ............................................................          12,008          9,896
                                                                                         -----------    -----------

       Total current assets ........................................................         115,871        139,997
Property, Plant and Equipment - Net ................................................         424,100        405,740
Vessel Construction Deposits .......................................................          12,792         18,275
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ............          30,701         28,027
Goodwill, net ......................................................................          59,684         60,124
Deferred Costs .....................................................................           8,335          9,674
Noncurrent Receivables (net of allowance for doubtful accounts of $1,170 and
   $1,027) and Other Assets ........................................................           1,751          2,302
                                                                                         -----------    -----------

       Total .......................................................................     $   653,234    $   664,139
                                                                                         ===========    ===========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ...............................................     $       625    $       625
   Accounts payable ................................................................          14,414         25,263
   Other current liabilities .......................................................          54,071         63,932
                                                                                         -----------    -----------

       Total current liabilities ...................................................          69,110         89,820
Long-Term Debt .....................................................................         192,222        172,847
Deferred Income Taxes ..............................................................          58,608         61,320
Other Liabilities ..................................................................          40,122         48,704
Shareholders' Equity:
   Common stock, no par value:
     40,000,000 shares authorized; 21,266,726 and 21,043,898 shares issued
       and outstanding .............................................................         235,011        232,023
Retained earnings ..................................................................          58,692         60,037
Unearned compensation - restricted stock ...........................................            (209)          (290)
Cumulative foreign currency translation adjustments ................................            (322)          (322)
                                                                                         -----------    -----------

       Total shareholders' equity ..................................................         293,172        291,448
                                                                                         -----------    -----------

       Total .......................................................................     $   653,234    $   664,139
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

2.   MERGER AGREEMENT

     On January 10, 1999, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") among the Company, Nabors Industries, Inc. ("Nabors") and Starry Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Nabors ("Merger Sub"). The Merger Agreement provides, subject to certain conditions set forth therein, that Merger Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of common stock, without par value, of the Company (the "Pool Common Stock") issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of its subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of common stock, par value $.10 per share, of Nabors (the "Nabors Common Stock"). The closing of the Merger is subject to certain conditions, including, among other things, the approval of the holders of at least two-thirds of the Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The applicable waiting period under the HSR Act has expired and the registration statement with respect to the Nabors shares became effective on August 9, 1999. Subject to meeting the other conditions referred to above, the Merger is expected to close near the end of the third quarter of 1999.

                            POOL ENERGY SERVICES CO.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


3.   EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share ("EPS") is as follows:

                                                                              FOR THE QUARTER
                                                                               ENDED JUNE 30
                                                                        ------------------------
                                                                           1999           1998
                                                                        ---------      ---------
                                                                        (IN THOUSANDS EXCEPT PER
                                                                              SHARE AMOUNTS)
Net income (loss) for basic and diluted earnings per share ..........    $ (1,880)     $  7,605
                                                                         ========      ========

Weighted-average shares for basic earnings per share ................      21,246        21,041
                                                                         ========      ========

Effect of dilutive securities:
  Employee stock options ............................................          --           283
                                                                         --------      --------

Adjusted weighted-average shares and assumed conversions for
  diluted earnings (loss) per share .................................      21,246        21,324
                                                                         ========      ========

Basic earnings (loss) per share .....................................        (.09)          .36
                                                                         ========      ========

Diluted earnings (loss) per share ...................................        (.09)          .36
                                                                         ========      ========




                                                                          FOR THE SIX MONTHS
                                                                             ENDED JUNE 30
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
                                                                       (IN THOUSANDS EXCEPT PER
                                                                             SHARE AMOUNTS)

Net income (loss) for basic and diluted earnings per share ......     $   (1,345)     $   15,058
                                                                      ==========      ==========

Weighted-average shares for basic earnings per share ............         21,200          20,267
                                                                      ==========      ==========

Effect of dilutive securities:
  Employee stock options ........................................             --             284
                                                                      ----------      ----------

Adjusted weighted-average shares and assumed conversions for
  diluted earnings (loss) per share .............................         21,200          20,551
                                                                      ==========      ==========

Basic earnings (loss) per share .................................           (.06)            .74
                                                                      ==========      ==========

Diluted earnings (loss) per share ...............................           (.06)            .73
                                                                      ==========      ==========


     The 1999 EPS calculations exclude options to purchase approximately 1,422,000 shares of common stock that were outstanding during the second quarter of 1999 because the inclusion of such options would have been antidilutive due to the net loss during the period.

     The 1998 EPS calculations exclude options to purchase approximately 70,000 shares of common stock at exercise prices ranging from $24.00 per share to $35.50 per share because the inclusion of such options would have been antidilutive.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)

4.   UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the unaudited condensed financial statements of the affiliates.


                                               SIX MONTHS ENDED
                                                   JUNE 30
                                         --------------------------
                                            1999            1998
                                         ----------      ----------
Revenues:
    Pool Arabia, Ltd. .................  $   22,148      $   25,962
    Pool International Argentina S.A ..       5,029           5,411
    Intairdril Oman L.L.C .............         136              40
                                         ----------      ----------
         Total ........................  $   27,313      $   31,413
                                         ==========      ==========

Gross Profit (Loss) (a):
    Pool Arabia, Ltd. .................  $    7,170      $    8,236
    Pool International Argentina S.A ..         322          (2,018)
    Intairdril Oman L.L.C .............          42              28
                                         ----------      ----------
         Total ........................  $    7,534      $    6,246
                                         ==========      ==========

Net Income (Loss):
    Pool Arabia, Ltd. .................  $      523      $      668
    Pool International Argentina S.A ..      (1,289)         (2,361)
    Intairdril Oman L.L.C .............          15               3
                                         ----------      ----------
         Total ........................  $     (751)     $   (1,690)
                                         ==========      ==========



(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).

     Earnings (loss) attributable to unconsolidated affiliates is summarized below:


                                                                        SIX MONTHS ENDED
                                                                             JUNE 30
                                                                      --------------------
                                                                        1999        1998
                                                                      -------      -------
The Company's portion of net loss ...............................     $  (383)     $  (862)
Adjustments to reconcile differences between affiliates' bases
     and Company's carrying value ...............................       3,114          927
                                                                      -------      -------

Equity in income ................................................       2,731           65
Lease income (expense) - net ....................................       2,300        1,001
Other income (expense) - net ....................................          40           42
                                                                      -------      -------

     Total ......................................................     $ 5,071      $ 1,108
                                                                      =======      =======

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)

5.   OPERATING SEGMENTS

     The Company operates in only one business segment - the oilfield services industry. Within this segment, the Company conducts business in the following distinct geographic markets or reportable operating segments: domestic onshore, divided into two separate geographic divisions - the Central division (principally Texas and Oklahoma) and the California division; Gulf of Mexico offshore; Offshore support vessels; International and Alaska. The following table presents certain financial information of the Company for the six months ended June 30, 1999 and 1998 by operating segment.

                            DOMESTIC ONSHORE          GULF       OFFSHORE
                        ------------------------   OF MEXICO     SUPPORT
                         CENTRAL      CALIFORNIA    OFFSHORE    VESSELS(a)   INTERNATIONAL   ALASKA      CORPORATE       TOTAL
                        ---------     ----------   ---------    ----------   -------------  ---------    ---------     ---------
      1999
--------------------
Revenues ...........    $  49,039     $  41,419    $  15,052     $  10,491     $  20,861    $  17,245    $      --     $ 154,107
Net income (loss)...       (3,681)        1,591       (1,104)       (2,030)        9,330        4,953      (10,404)       (1,345)
Total assets .......       96,195        42,871       81,308       172,699       138,143       70,931       51,087       653,234

      1998
--------------------
Revenues ...........    $  95,217     $  46,133    $  43,019     $  13,835     $  28,546    $  18,961    $      --     $ 245,711
Net income (loss)...        3,613         1,676        5,641         3,429         4,661        2,796       (6,758)       15,058
Total assets .......      126,436        54,348       98,211       165,959       141,394       55,410       34,495       676,253

----------
(a) On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, Inc. ("Sea Mar") a privately-owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico.


6.   ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which will delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is still in process of evaluating what effect, if any, SFAS 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.


7.   CONSOLIDATING FINANCIAL STATEMENTS

     On March 31, 1998, the Company issued 8 5/8% Senior Subordinated Notes Due 2008 (the "Notes") in the aggregate principal amount of $150 million which are unconditionally guaranteed, jointly and severally, by all of the Company's wholly-owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The other subsidiaries of the Company are not guarantors of the Notes (the "Non-Guarantor Subsidiaries"). The following is condensed consolidating financial information for Pool Energy Services Co., on a stand-alone basis ("PESCO"), the Subsidiary Guarantors (on a combined basis) and the Non-Guarantor Subsidiaries (on a combined basis). Separate financial information for each Subsidiary Guarantor is not presented because the Company has concluded that such financial information is not material to investors.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                               THREE MONTHS ENDED JUNE 30, 1999
                                            ----------------------------------------------------------------------
                                                         SUBSIDIARY   NON-GUARANTOR
                                              PESCO      GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            --------     ----------   -------------   ------------  ------------
Revenues .................................  $     --      $ 64,480      $  8,600      $     --      $ 73,080
Earnings Attributable to Unconsolidated
   Affiliates ............................        --           247         1,156            --         1,403
                                            --------      --------      --------      --------      --------
         Total ...........................        --        64,727         9,756            --        74,483
                                            --------      --------      --------      --------      --------

Costs and Expenses:
   Operating expenses ....................        --        50,627         3,555            --        54,182
   Selling, general and administrative
     expenses ............................     1,379        10,729           411            --        12,519
   Depreciation and amortization .........        --         9,395         2,064            (7)       11,452
                                            --------      --------      --------      --------      --------
         Total ...........................     1,379        70,751         6,030            (7)       78,153
                                            --------      --------      --------      --------      --------

Other Income (Expense) - Net .............        --         4,315           (47)           --         4,268
Interest Expense .........................     3,364         1,081           130            --         4,575
                                            --------      --------      --------      --------      --------

Income (Loss) Before Income Taxes and
   Equity in Earnings of Consolidated
   Subsidiaries ..........................    (4,743)       (2,790)        3,549             7        (3,977)
Income Tax Provision (Credit) ............    (1,660)         (989)          550             2        (2,097)
Equity in Earnings of Consolidated
   Subsidiaries ..........................     1,203         2,999            --        (4,202)           --
                                            --------      --------      --------      --------      --------

Net Income (Loss) ........................  $ (1,880)     $  1,198      $  2,999      $ (4,197)     $ (1,880)
                                            ========      ========      ========      ========      ========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                            ----------------------------------------------------------------------
                                                          SUBSIDIARY   NON-GUARANTOR
                                              PESCO       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ---------     ----------   -------------   ------------   ------------
Revenues .................................  $      --      $ 133,743      $  20,364     $      --      $ 154,107
Earnings Attributable to Unconsolidated
   Affiliates ............................         --          2,771          2,300            --          5,071
                                            ---------      ---------      ---------     ---------      ---------
         Total ...........................         --        136,514         22,664            --        159,178
                                            ---------      ---------      ---------     ---------      ---------

Costs and Expenses:
   Operating expenses ....................         --        102,076          8,231            --        110,307
   Selling, general and administrative
     expenses ............................      2,142         23,304          1,208            --         26,654
   Depreciation and amortization .........         --         18,654          4,138           (14)        22,778
                                            ---------      ---------      ---------     ---------      ---------
         Total ...........................      2,142        144,034         13,577           (14)       159,739
                                            ---------      ---------      ---------     ---------      ---------

Other Income (Expense) - Net .............         --          4,851            126            --          4,977
Interest Expense .........................      6,719          1,708            358            --          8,785
                                            ---------      ---------      ---------     ---------      ---------

Income (Loss) Before Income Taxes and
   Equity in Earnings of Consolidated
   Subsidiaries .........................      (8,861)        (4,377)         8,855            14         (4,369)
Income Tax Provision (Credit) ...........      (3,101)        (1,038)         1,110             5         (3,024)
Equity in Earnings of Consolidated
   Subsidiaries .........................       4,415          7,745             --       (12,160)            --
                                            ---------      ---------      ---------     ---------      ---------

Net Income (Loss) .......................   $  (1,345)     $   4,406      $   7,745     $ (12,151)     $  (1,345)
                                            =========      =========      =========     =========      =========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                             -------------------------------------------------------------------
                                                         SUBSIDIARY   NON-GUARANTOR
                                               PESCO     GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ---------   ----------   -------------   ------------  ------------
Net Cash Flows Provided by (Used for)
   Operating Activities ...................  $ (9,194)     $  5,045      $  8,884      $     (1)     $  4,734
                                             --------      --------      --------      --------      --------


Investing Activities:
Property additions ........................        --       (40,588)         (782)           --       (41,370)
Expenditures for acquisition, including
   acquisition costs, less cash acquired...        --        (2,881)           --            --        (2,881)
Expenditures for drydocking costs .........        --          (365)           --            --          (365)
Proceeds from disposition of property,.....
   plant and equipment ....................        --           930             9            --           939
Other - net ...............................        --          (227)           21            --          (206)
                                             --------      --------      --------      --------      --------

Net Cash Flows Used for Investing
   Activities .............................        --       (43,131)         (752)           --       (43,883)
                                             --------      --------      --------      --------      --------

Financing Activities:
Proceeds from long-term debt ..............        --        35,000            --            --        35,000
Principal payments on long-term debt ......        --       (15,625)           --            --       (15,625)
Payment of debt financing costs ...........        --          (105)           --            --          (105)
Proceeds from exercise of stock options ...       220            --            --            --           220
Payments from (advances to) consolidated
   subsidiaries, net ......................     9,044        (1,976)       (7,069)            1            --
                                             --------      --------      --------      --------      --------

Net Cash Flows Provided by (Used for)
   Financing Activities ...................     9,264        17,294        (7,069)            1        19,490
                                             --------      --------      --------      --------      --------

Net Increase (Decrease) in Cash and Cash
   Equivalents ............................        70       (20,792)        1,063            --       (19,659)
Cash and Cash Equivalents at January 1, ...        70        31,774         1,486            --        33,330
                                             --------      --------      --------      --------      --------

Cash and Cash Equivalents at June 30, .....  $    140      $ 10,982      $  2,549      $     --      $ 13,671
                                             ========      ========      ========      ========      ========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                            JUNE 30, 1999
                                                               ---------------------------------------------------------------------
                                                                             SUBSIDIARY   NON-GUARANTOR
                                                                 PESCO       GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                               ---------     ----------   -------------   ------------  ------------
                   ASSETS
Current Assets:
   Cash and cash equivalents .............................     $     140      $  10,982      $   2,549     $      --      $  13,671
   Restricted cash .......................................            --          1,500             --            --          1,500
   Accounts and notes receivable .........................            --         58,673          6,026            --         64,699
   Inventories ...........................................            --          3,746         11,617            --         15,363
   Deferred income tax asset .............................           201          7,007          1,311           111          8,630
   Other current assets ..................................        12,049           (960)           919            --         12,008
                                                               ---------      ---------      ---------     ---------      ---------
         Total current assets ............................        12,390         80,948         22,422           111        115,871

Property, Plant and Equipment - Net ......................            --        350,930         73,484          (314)       424,100
Investment in Consolidated Subsidiaries ..................        87,481         52,104             --      (139,585)            --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ........................            --         30,701             --            --         30,701
Goodwill, net ............................................            --         59,684             --            --         59,684
Vessel Construction Deposits .............................            --         12,792             --            --         12,792
Deferred Costs ...........................................         3,754          4,581             --            --          8,335
Noncurrent Receivables and Other Assets ..................            --          1,738             13            --          1,751
                                                               ---------      ---------      ---------     ---------      ---------
         Total ...........................................     $ 103,625      $ 593,478      $  95,919     $(139,788)     $ 653,234
                                                               =========      =========      =========     =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt .....................     $      --      $     625      $      --     $      --      $     625
   Accounts payable ......................................            --         13,967            447            --         14,414
   Payable (receivable) to (from)
     consolidated subsidiaries ...........................      (230,029)       208,471         21,789          (231)            --
   Other current liabilities .............................         4,895         40,271          8,909            (4)        54,071
                                                               ---------      ---------      ---------     ---------      ---------
         Total current liabilities .......................      (225,134)       263,334         31,145          (235)        69,110
Long-Term Debt ...........................................       150,000         42,222             --            --        192,222
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries .............................      (111,595)       107,303          4,292            --             --
Deferred Income Taxes ....................................        (3,140)        54,888          6,855             5         58,608
Other Liabilities ........................................            --         38,600          1,522            --         40,122
Shareholders' Equity:
   Common stock ..........................................       235,011              1            500          (501)       235,011
   Paid-in capital .......................................            --         12,399         18,619       (31,018)            --
   Retained earnings .....................................        58,692         75,053         32,986      (108,039)        58,692
   Unearned compensation - restricted stock ..............          (209)            --             --            --           (209)
   Cumulative foreign currency translation
     adjustments .........................................            --           (322)            --            --           (322)
                                                               ---------      ---------      ---------     ---------      ---------
         Total shareholders' equity ......................       293,494         87,131         52,105      (139,558)       293,172
                                                               ---------      ---------      ---------     ---------      ---------

         Total ...........................................     $ 103,625      $ 593,478      $  95,919     $(139,788)     $ 653,234
                                                               =========      =========      =========     =========      =========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                               THREE MONTHS ENDED JUNE 30, 1998
                                            -------------------------------------------------------------------
                                                        SUBSIDIARY   NON-GUARANTOR
                                              PESCO     GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            ---------   ----------   -------------  ------------  ------------

Revenues .................................  $     --      $114,207     $ 13,792     $     --      $127,999
Earnings Attributable to Unconsolidated
   Affiliates ............................        --           235          944           --         1,179
                                            --------      --------     --------     --------      --------
         Total ...........................        --       114,442       14,736           --       129,178
                                            --------      --------     --------     --------      --------

Costs and Expenses:
   Operating expenses ....................        --        79,134        7,635           --        86,769
   Selling, general and administrative
     expenses ............................       227        13,021        1,621           --        14,869
   Depreciation and amortization .........        --         8,868        1,628           (7)       10,489
                                            --------      --------     --------     --------      --------
         Total ...........................       227       101,023       10,884           (7)      112,127
                                            --------      --------     --------     --------      --------

Other Income (Expense) - Net .............        --           110           96           --           206
Interest Expense .........................     3,347           478          466           --         4,291
                                            --------      --------     --------     --------      --------

Income (Loss) Before Income Taxes ........    (3,574)       13,051        3,482            7        12,966
Income Tax Provision (Credit) ............      (873)        4,908        1,324            2         5,361
Equity in Earnings of Consolidated
   Subsidiaries ..........................    10,306         2,158           --      (12,464)           --
                                            --------      --------     --------     --------      --------

Net Income ...............................  $  7,605      $ 10,301     $  2,158     $(12,459)     $  7,605
                                            ========      ========     ========     ========      ========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS



                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                            -------------------------------------------------------------------
                                                          SUBSIDIARY   NON-GUARANTOR
                                              PESCO       GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            ---------     ----------   -------------  ------------  ------------
Revenues .................................  $      --      $ 217,844     $  27,867     $      --      $ 245,711
Earnings Attributable to Unconsolidated
   Affiliates ............................         --            129           979            --          1,108
                                            ---------      ---------     ---------     ---------      ---------
         Total ...........................         --        217,973        28,846            --        246,819
                                            ---------      ---------     ---------     ---------      ---------

Costs and Expenses:
   Operating expenses ....................         --        154,553        15,579            --        170,132
   Selling, general and administrative
     expenses ............................        374         25,064         2,606            --         28,044
   Depreciation and amortization .........         --         15,061         2,952           (14)        17,999
                                            ---------      ---------     ---------     ---------      ---------
         Total ...........................        374        194,678        21,137           (14)       216,175
                                            ---------      ---------     ---------     ---------      ---------

Other Income (Expense) - Net .............         --            426           183            --            609
Interest Expense .........................      3,347          1,833           874            --          6,054
                                            ---------      ---------     ---------     ---------      ---------

Income (Loss) Before Income Taxes ........     (3,721)        21,888         7,018            14         25,199
Income Tax Provision (Credit) ............       (925)         8,649         2,412             5         10,141
Equity in Earnings of Consolidated
   Subsidiaries ..........................     17,854          4,606            --       (22,460)            --
                                            ---------      ---------     ---------     ---------      ---------

Net Income ...............................  $  15,058      $  17,845     $   4,606     $ (22,451)     $  15,058
                                            =========      =========     =========     =========      =========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)

                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS



                                                                   SIX MONTHS ENDED JUNE 30, 1998
                                             ----------------------------------------------------------------------
                                                            SUBSIDIARY   NON-GUARANTOR
                                               PESCO        GUARANTORS    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             ----------     ----------   -------------  ------------   ------------

Net Cash Flows Provided by (Used for)
   Operating Activities ...................  $  (5,059)     $  21,654      $  12,917      $      (4)     $  29,508
                                             ---------      ---------      ---------      ---------      ---------

Investing Activities:
Property additions ........................         --        (37,242)       (13,986)           447        (50,781)
Expenditures for acquisition, including
   acquisition costs, less cash acquired ..         --        (51,688)            --             --        (51,688)
Expenditures for drydocking costs .........         --           (817)            --             --           (817)
Proceeds from disposition of property,
   plant and equipment ....................         --            942            159           (447)           654
Other - net ...............................          1           (106)             3              4            (98)
                                             ---------      ---------      ---------      ---------      ---------

Net Cash Flows Provided by (Used for)
   Investing Activities ...................          1        (88,911)       (13,824)             4       (102,730)
                                             ---------      ---------      ---------      ---------      ---------

Financing Activities:
Proceeds from long-term debt ..............    150,000         30,000             --             --        180,000
Principal payments on long-term debt ......         --        (81,825)            --             --        (81,825)
Repayment of debt assumed in acquisition ..         --        (15,672)            --             --        (15,672)
Payment of debt financing costs ...........     (4,610)          (575)            --             --         (5,185)
Proceeds from exercise of stock options ...        379             --             --             --            379
Payments from (advances to) consolidated
   subsidiaries, net ......................   (140,858)       139,770          1,088             --             --
                                             ---------      ---------      ---------      ---------      ---------

Net Cash Flows Provided by Financing
   Activities .............................      4,911         71,698          1,088             --         77,697
                                             ---------      ---------      ---------      ---------      ---------

Net Increase (Decrease) in Cash and Cash
   Equivalents ............................       (147)         4,441            181             --          4,475
Cash and Cash Equivalents at January 1, ...        210         16,395          2,388             --         18,993
                                             ---------      ---------      ---------      ---------      ---------

Cash and Cash Equivalents at June 30, .....  $      63      $  20,836      $   2,569      $      --      $  23,468
                                             =========      =========      =========      =========      =========

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                             DECEMBER 31, 1998
                                                   ----------------------------------------------------------------------
                                                                 SUBSIDIARY   NON-GUARANTOR
                                                     PESCO       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ---------     ----------   -------------   ------------   ------------
                    ASSETS
Current Assets:
   Cash and cash equivalents ..................    $      70      $  31,774      $   1,486     $      --      $  33,330
   Restricted cash ............................           --          1,500             --            --          1,500
   Accounts and notes receivable ..............           --         59,239         11,611            --         70,850
   Inventories ................................           --          4,552         11,290            --         15,842
   Deferred income tax asset ..................          131          7,004          1,311           133          8,579
   Other current assets .......................          511          8,424            961            --          9,896
                                                   ---------      ---------      ---------     ---------      ---------
         Total current assets .................          712        112,493         26,659           133        139,997

Property, Plant and Equipment - Net ...........           --        328,760         77,308          (328)       405,740
Vessel Construction Deposits ..................           --         18,275             --            --         18,275
Investment in Consolidated Subsidiaries .......       83,066         44,360             --      (127,426)            --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates .............           --         28,027             --            --         28,027
Goodwill, net .................................           --         60,124             --            --         60,124
Deferred Costs ................................        3,990          5,684             --            --          9,674
Noncurrent Receivables and Other Assets .......           --          2,284             18            --          2,302
                                                   ---------      ---------      ---------     ---------      ---------
         Total ................................    $  87,768      $ 600,007      $ 103,985     $(127,621)     $ 664,139
                                                   =========      =========      =========     =========      =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ..........    $      --      $     625      $      --     $      --      $     625
   Accounts payable ...........................           --         22,782          2,481            --         25,263
   Payable (receivable) to (from)
     consolidated subsidiaries ................     (236,391)       210,662         25,961          (232)            --
   Other current liabilities ..................       (4,384)        51,758         16,544            14         63,932
                                                   ---------      ---------      ---------     ---------      ---------
         Total current liabilities ............     (240,775)       285,827         44,986          (218)        89,820
Long-Term Debt ................................      150,000         22,847             --            --        172,847
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ..................     (111,595)       104,406          7,189            --             --
Deferred Income Taxes .........................       (1,632)        57,129          5,819             4         61,320
Other Liabilities .............................           --         47,073          1,631            --         48,704
Shareholders' Equity:
   Common stock ...............................      232,023              1            500          (501)       232,023
   Paid-in capital ............................           --         12,399         18,619       (31,018)            --
   Retained earnings ..........................       60,037         70,647         25,241       (95,888)        60,037
   Unearned compensation - restricted stock ...         (290)            --             --            --           (290)
   Cumulative foreign currency translation
     adjustments ..............................           --           (322)            --            --           (322)
                                                   ---------      ---------      ---------     ---------      ---------
         Total shareholders' equity ...........      291,770         82,725         44,360      (127,407)       291,448
                                                   ---------      ---------      ---------     ---------      ---------

         Total ................................    $  87,768      $ 600,007      $ 103,985     $(127,621)     $ 664,139
                                                   =========      =========      =========     =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

     The Merger Agreement entered into on January 10, 1999 among the Company, Nabors and Merger Sub provides, subject to certain conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of Pool Common Stock issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of it subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of Nabors Common Stock. The closing of the Merger is subject to certain conditions, including, among other things, approval by the holders of at least two-thirds of Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger and the expiration or termination of the applicable waiting period under the HSR Act. The applicable waiting period under the HSR Act has expired and the registration statement with respect to the Nabors shares became effective on August 9, 1999. Subject to meeting the other conditions referred to above, the Merger is expected to close near the end of the third quarter of 1999.

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

     As a result of the acquisition of Sea Mar, the Company now operates a diversified fleet of offshore support vessels in the Gulf of Mexico. In addition, Sea Mar has a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. Three new vessels were delivered during the first half of 1999. The remaining seven vessels are scheduled to be delivered between the third quarter of 1999 and late 2000. The Company anticipates that the expenditures for these vessels will be financed by internally generated funds and other financing arrangements as needed.

RESULTS OF OPERATIONS - QUARTERS ENDED JUNE 30, 1999 AND 1998

     The Company incurred a net loss of $1.9 million in the second quarter of 1999 compared to net income of $7.6 million generated in the second quarter of 1998. The average price of crude oil was approximately 21% higher in the second quarter of 1999 than in the second quarter of 1998 and the average domestic natural gas price was essentially flat comparing the same periods. Results from each of the Company's operating segments for the second quarter 1999 were unfavorable to reported results for the same period in 1998 except for the California division of the domestic onshore operation where an organizational restructuring resulted in reduced costs. Overall, the Company's earnings for the period were down due to the lingering effect from low oil prices in 1998 and early 1999 which, although steadily rising during the second quarter of 1999, negatively impacted the Company's equipment utilization and rates.

     Revenues. Revenues were $73.1 million in the second quarter of 1999, a 43% decrease from revenues of $128.0 million in the second quarter of 1998. Each of the Company's operating segments contributed to the $54.9 million decline.

     Domestic onshore well-servicing and production services revenues declined $20.5 million or 30% in the second quarter of 1999 from the corresponding quarter of 1998. Domestic onshore rig utilization dropped from 50% in 1998 to 39% in 1999 and rig hours declined approximately 74,000, from 297,700 in the second quarter of 1998 to 223,700 in the second quarter of 1999. Rig rates also decreased by about 1%, comparing the same periods. The Company's truck and frac tank activity levels declined by approximately 31% and 54%, respectively. In the Gulf of Mexico, revenue of $8.4 million for the second quarter of 1999 was 66% lower than that in the comparable period of 1998 with rig utilization of 39% in 1999 compared to 74% in 1998. Average rates for the Company's offshore rigs in 1999 were 42% below the rates in the 1998 period. The Company's offshore support vessel operation, Sea Mar, had revenues of $4.9 million during the second quarter of 1999 compared to revenues of $13.8 million during the second quarter of 1998. Vessel utilization was approximately 43% and 89% for the respective periods, and average day rates for the vessels were approximately 34% lower in the 1999 period.

     Internationally, revenues were down from $14.3 million for the quarter ended June 1998 to $8.8 million for the same period in 1999. Rig utilization in the second quarter of 1999 was 34% compared to 50% in the second quarter of 1998. Reduced utilization in most of the Company's international operating locations resulted in lower revenues except for offshore Australia where higher day rates and mobilization revenue were earned by a platform workover rig, Rig 453, that was converted for drilling operations during the second quarter of 1998. In Alaska, quarterly revenues of $4.4 million represented a 46% decline from revenues of the comparable period in 1998. The decline resulted from lower rig utilization, 33% in 1999 compared to 56% in 1998, as well as from reduced revenues from labor contracts.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $1.4 million in the second quarter of 1999 compared to earnings of $1.2 million in the second quarter of 1998. The $0.2 million improvement in 1999 resulted partially from a $0.1 million increase by Pool Arabia and partially from a $0.1 million improvement by PIASA. The increase in earnings from Pool Arabia was due primarily to higher income earned from Pool Arabia's operation of two rigs leased from the Company. The loss attributable to the Company's 51% share of PIASA was less in the second quarter of 1999 than in the comparable period of 1998 due to the implementation of a cost reduction program in Argentina.

     Costs and Expenses. The Company's costs and expenses were $78.2 million in the second quarter of 1999, a 30% reduction compared to costs and expenses of $112.1 million in the corresponding quarter of 1998. Generally, costs and expenses declined due to the company-wide drop in equipment utilization experienced in 1999. As a percentage of revenue, costs and expenses were 107% and 88% for the respective periods. The second quarter of 1999 included approximately $1.1 million of Merger expenses. Depreciation expense, one of the cost components included with costs and expenses, increased in 1999 due to the additional vessels delivered this year, the 1998 rig upgrades in Oman, Alaska and the Gulf of Mexico and the 1998 addition of a new rig which is being leased to Pool Arabia.

     Other Income - Net. Other income - net was $4.3 million in the second quarter of 1999 due primarily to the recording of a $4.0 million receivable related to the 1997 loss of a rig in the Gulf of Mexico.

     Interest Expense. Interest expense in the second quarter of 1999 was $4.6 million, $0.3 million higher than in the corresponding period of 1998, primarily due to higher borrowings under the Company's three-year $180 million syndicated bank credit agreement (the "Credit Agreement") during the 1999 period.

     Income Taxes. The Company recorded an income tax credit of $2.1 million on a loss before income taxes of $4.0 million in the second quarter of 1999, compared to income tax expense of $5.4 million on income before income taxes of $13.0 million in the second quarter of 1998. The decrease in income tax expense in the second quarter of 1999, compared to the second quarter of 1998, was primarily due to a decrease in pre-tax income in the second quarter of 1999, as a result of the factors described above, and the reversal of a $0.5 million deferred foreign income tax liability. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign tax jurisdictions.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     The Company incurred a net loss of $1.3 million in the first six months of 1999, compared with net income of $15.1 million generated during the first six months of 1998. Results from each of the Company's operating segments for the first half of 1999 were less than reported results for the same period in 1998 except for the Company's international operations which were improved due to higher earnings attributable to Pool Arabia and in Alaska due to the receipt of a payment related to the early termination of a drilling contract. Overall, the Company's utilization and rates were down due to reduced demand for the Company's services resulting from depressed oil prices for a sustained period of time which bottomed out in the last quarter of 1998 and, although oil prices had meaningfully improved by the second quarter of 1999, the improvement did not result in an overall increase in demand for the Company's services.

     Revenues. Revenues were $154.1 million in the first six months of 1999, a 37% decrease compared to revenues of $245.7 million in the first six months of 1998. Each of the Company's operating segments contributed to the $91.6 million decline.

     Domestic onshore well-servicing and production services revenues decreased $50.9 million or 36% in the first six months of 1999 from the corresponding period of 1998 due to the negative effect of low oil and gas prices. Domestic onshore rig utilization was 36% in the first six months of 1999, compared to 52% in the first six months of 1998. Domestic onshore rig hours decreased from approximately 628,000 in 1998 to 419,000 in 1999, although rates remained relatively flat. The Company's truck and frac tank activity levels also declined by approximately 35% and 60%, respectively. Gulf of Mexico workover and drilling revenues decreased from $43.0 million in 1998 to $15.1 million in 1999. Utilization for the offshore rig fleet declined from 66% in the first half of 1998 to 33% in the comparable period of 1999, while average day rates decreased 36% comparing the same periods. Sea Mar, acquired on March 31, 1998, had revenues of $10.5 million for the first six months of 1999.

     International operations revenues decreased to $20.9 million for the first six months of 1999 compared to $28.5 million in the 1998 period. The $7.6 million revenue decline was attributable to a reduction in utilization of rigs in Ecuador, Guatemala, Oman and Pakistan, partially offset by higher revenue generated from Rig 453 in Australia, which earned higher day rates and mobilization revenue after it was converted for drilling operations during the second quarter of 1998. In Alaska, revenues of $17.2 million for the first six months of 1999 represented a $1.7 million reduction from the 1998 period. The decline was due to lower utilization of the Company's rig fleet and reduced revenues from labor contacts, but these decreases were partially offset by a payment received during the first half of 1999 related to the early termination of a drilling contract.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $5.1 million in the first six months of 1999, compared to $1.1 million in the first six months of 1998. Earnings attributable to Pool Arabia increased $3.4 million from the first six months of 1998 to $5.8 million in the first half of 1999, primarily due to Pool Arabia's operation of two rigs leased from the Company and the reversal of $2.2 million of excess deferred foreign income tax reserves related to the 1996 tax year, which has now been audited by the applicable foreign tax authorities. The loss attributable to PIASA was $0.6 million less in the first half of 1999 than in the comparable period of 1998 due to the implementation of a cost reduction program in Argentina.

     Costs and Expenses. The Company's costs and expenses were $159.7 million in the first six months of 1999, a 26% decrease compared to costs and expenses of $216.2 million in the corresponding period of 1998. Generally, costs and expenses declined due to the company-wide decrease in equipment utilization experienced in 1999. However, the decline in 1999 was partially offset by the 1999 inclusion of a full six months of Sea Mar expenses compared to the 1998 period, which included only three months of Sea Mar costs. As a percentage of revenue, costs and expenses were 104% and 88% for the respective periods. The first six months of 1999 included approximately $1.6 million of Merger related expenses. Depreciation expense, one of the cost components included within costs and expenses, increased in 1999 due to additional vessels delivered this year, the 1998 rig upgrades in Oman, Alaska and the Gulf of Mexico and the 1998 addition of a new rig which is being leased to Pool Arabia.

     Other Income - Net. Other income - net was $5.0 million during the first six months of 1999 due primarily to the recording of a $4.0 million receivable related to the 1997 loss of a rig in the Gulf of Mexico.

     Interest Expense. Interest expense for the first six months of 1999 was $8.8 million. The $2.7 million increase over the comparable period of 1998 primarily resulted from interest expense related to the $150 million Notes issued in March 1998, but was also from higher borrowings under the Company's Credit Agreement in the 1999 period.

     Income Taxes. The Company recorded an income tax credit of $3.0 million on a loss before income taxes of $4.4 million in the first six months of 1999, compared to income tax expense of $10.1 million on income before income taxes of $25.2 million in the first six months of 1998. The decrease in income tax expense in the first half of 1999, compared to the first half of 1998, was primarily due to a decrease in pre-tax income in the first six months of 1999, as a result of the factors described above, and the $1.2 million reversal of overaccrued deferred foreign income tax liabilities. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign tax jurisdictions.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $13.7 million at June 30, 1999 compared to $33.3 million at December 31, 1998. Working capital was $46.8 million and $50.2 million at June 30, 1999 and December 31, 1998, respectively. The Company used a net $43.9 million for investing activities in the first half of 1999, primarily for capital expenditures of $41.4 million, including $24.5 million paid for the balance of the purchase price of three offshore support vessels, as well as $2.9 million of additional cash consideration paid for the acquisition of Sea Mar as a result of its financial performance for the fiscal year ended December 31, 1998. The Company used a net $102.7 million for investing activities in the first six months of 1998, primarily for capital expenditures of $50.8 million and $51.7 million, net of cash acquired, for the purchase of Sea Mar.

     $150 Million Senior Subordinated Notes. In March 1998, the Company issued
8 5/8% Notes in the aggregate principal amount of $150 million and used the net proceeds from the sale thereof to fund the cash portion of the Sea Mar purchase, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Credit Agreement.

     The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and are unconditionally guaranteed, jointly and severally, by each of the Subsidiary Guarantors. The Notes contain certain covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries.

$180 Million Credit Agreement. In March 1998, simultaneously with the issuance of the Notes and the acquisition of Sea Mar, the Company executed an amendment to its three-year $130 million Credit Agreement to provide for maximum borrowings of up to $180 million which was further amended to include up to $25 million that may be used to support letters of credit. At June 30, 1999, the Company had drawn $30.0 million in cash under the Credit Agreement, and an additional $9.4 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the 1995 acquisition of Golden Pacific Corp.

Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three-or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period. Based upon the Company's leverage ratio at June 30, 1999, the applicable Eurodollar margin would be 1.75% for borrowings during the third quarter of 1999. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. The Credit Agreement is guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries. During the first six months of 1999, the Company drew $35.0 million in cash and made payments of $15.0 million to reduce borrowings under the Credit Agreement and made a $0.6 million scheduled principal payment on long-term debt. During the first six months of 1998, the Company made payments of $80.8 million to reduce borrowings under the Credit Agreement, repaid Sea Mar's existing debt of $15.7 million and made $1.0 million of scheduled principal payments on long-term debt.

     Sale and Leaseback. In December 1998, the Company entered into sale and leaseback agreements with a leasing company with respect to two offshore jackup rigs. These rigs had been leased by the Company from another leasing company for the previous five years and were purchased by the Company for $2.3 million in December 1998 through the exercise of a purchase option. The rigs were sold to the new leasing company for $20.0 million in cash. The current leases for the two rigs have an aggregate annual lease rate of approximately $2.7 million through December 2004.

     Capital Expenditures. The Company anticipates that 1999 capital expenditures will principally consist of (i) approximately $11 million for maintaining its existing rig and offshore support vessel fleet, (ii) approximately $6 million to complete construction of a new Arctic drilling rig in Alaska and (iii) approximately $33 million for the payment of the balance of the purchase price for four new offshore support vessels that Sea Mar had contracted for prior to its being acquired by the Company. The Company anticipates that these expenditures will be financed by internally generated funds, borrowings under the Credit Agreement and other financing arrangements as needed. Except for the foregoing, capital spending generally has been suspended by the Company pending consummation of the Merger.

OTHER MATTERS

     Market Outlook. Historically, the demand for the Company's services has had a strong correlation with the fluctuations in oil and natural gas prices. Crude oil prices began declining in October 1997 when the average price was approximately $21.46 per barrel. By January 1998 the average price was down to approximately $16.67 per barrel and continued to deteriorate thereafter until it reached a low of approximately $11.07 in December 1998. However, in January 1999 oil prices began recovering. The average price per barrel rose to approximately $12.59 that month. By June 1999 the price had risen to an average of approximately $17.96 per barrel. Similarly, the average price for domestic natural gas declined from $2.90 per MMbtu in October 1997 to $1.99 per MMbtu in January 1998 and then further decreased to $1.66 per MMbtu in December 1998. Like oil, natural gas prices began climbing again in 1999, with prices of $1.73 per MMbtu in January 1999 increasing to $2.16 per MMbtu in June 1999. The falling oil and gas prices, which began in late 1997, have negatively affected the activity levels and financial results of the Company, particularly since mid-1998. With the 1999 upward trend of oil and gas prices, the Company is optimistic about a recovery in the demand for its services and improvements in its rates and believes this will be evident by the last quarter of 1999. The Company remains confident that market conditions will improve over the longer term, as supply and demand for its services become more in balance, and is optimistic about the long-term outlook.

     Accounting Standards. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which will delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is still in process of evaluating what effect, if any, SFAS 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.

     Impact of the Year 2000 Issue. Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process date-sensitive information in the year 2000 and beyond. This situation, frequently referred to as the Year 2000 or Y2K issue, could cause a temporary disruption of the ordinary course of business. The Company has developed a plan to address its exposure to the impact of the Year 2000 issue. An assessment of the critical financial and operational systems has been made and the remediation of these systems is approximately 95% complete. The testing phase of the critical systems is 90% complete, and these systems are expected to be Year 2000 compliant by September 1999. The inventory, assessment, modification and testing of the smaller, less critical, financial and operational systems, many located internationally, have been substantially completed. The assessment of systems embedded in the Company's buildings, equipment and other infrastructures has been completed. To date, there has been no discovery of a significant non-compliant embedded system. As of June 30, 1999, the Company has spent approximately $0.4 million, exclusive of internal costs, on its Year 2000 initiatives, primarily for incremental software purchases and outside consulting. The Company does not separately track internal Year 2000 costs, which are largely salaries and benefits of Company personnel working on the project. The Company expects the incremental cost of full implementation of its Year 2000 plan to be approximately $0.5 million, exclusive of internal costs.

     The Company has formally communicated with the suppliers, customers and financial institutions that it considers to be material third parties and is evaluating its risks related to any possible failure of such third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. Risk assessment and contingency plans related to these parties are expected to be complete by September 1999.

     Contingency plans to protect the Company from Year 2000-related interruptions are being developed and are expected to be complete by September 1999.

     The dates on which the Company plans to become Year 2000 compliant and the costs associated with the related modifications are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these time or cost estimates will be achieved, and the actual results could be materially different. Although the Company expects to be Year 2000 compliant by September 1999 and believes that in a "most reasonably likely worst case scenario" it will not be materially impacted by any third party non-compliance, failure by the Company or by material third parties to fully implement appropriate Year 2000 plans could have a material adverse effect on the Company's results of operations. Adverse effects on the Company could include, among other things, business disruptions, increased costs, loss of business and other similar risks.

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

INTEREST RATE RISK

     There have been no material changes in the Company's market risk during the six months ended June 30, 1999. The Company currently has minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to risk of earnings loss due to changes in market interest rates. The Company is, however, subject to the risk of fluctuating interest rates under the Credit Agreement, since it provides for borrowings which bear interest at variable rates.

                                                                                               FAIR VALUE
                                                                                                06/30/99
                                                                                              -------------
LONG-TERM DEBT                                                                                (IN MILLIONS)
     8 5/8% Senior Subordinate Notes Due 2008, Series B
       Fixed interest rate - 8 5/8% ....................................................            $152.3

     9% Notes (DA&S)
       Fixed interest rate - 9% ........................................................             $10.4

     10% Notes (GPC)
       Fixed interest rate - 10% .......................................................              $4.2

     Revolving Credit Agreement Loans
       Variable interest rate - 6.21% at June 30, 1999 .................................             $30.0

FOREIGN EXCHANGE RISK

     The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates to the extent that transactions are not denominated in U.S. dollars. Wherever possible, the Company denominates its contracts in U.S. dollars to mitigate the exposure to fluctuations in foreign currencies. The Company uses forward exchange contracts as economic hedges of exposed net investments in foreign entities in which that exposure exceeds $0.2 million and for which contracts in the appropriate currency are available. The Company's foreign exchange contracts do not subject the Company to the risk of changing rate movements because gains and losses on these contracts offset gains and losses on the exposed investments being hedged. The forward exchange contracts generally have maturities which do not exceed 31 days.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                                  DOCUMENT
-----------                                  --------
10.1(*)  -    May 1999 Amendment to the Company's $180,000,000 Credit Agreement
              and Waiver and Consent dated May 21, 1999.
27(*)    -    Financial Data Schedule

----------
(*)  Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  POOL ENERGY SERVICES CO.
                                                        (Registrant)


          AUGUST 13, 1999                            /s/ E. J. SPILLARD
  -------------------------------            -----------------------------------
              (Date)                                   E. J. Spillard
                                               Senior Vice President, Finance
                                                (principal financial officer)


          AUGUST 13, 1999                             /s/ B. G. GORDON
  -------------------------------            -----------------------------------
              (Date)                                    B. G. Gordon
                                                         Controller
                                               (principal accounting officer)