Form 10-Q
period 1999-09-30
POOL ENERGY SERVICES CO
filed 1999-11-12
CIK 842815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999: Common Stock, no par value - 21,304,012 shares


================================================================================

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                              THREE MONTHS ENDED SEPTEMBER 30
                                                              -------------------------------
                                                                  1999              1998
                                                              ------------      ------------
Revenues ..................................................     $   82,530      $  115,187
Earnings Attributable to Unconsolidated Affiliates ........          1,958           1,644
                                                                ----------      ----------


         Total ............................................         84,488         116,831
                                                                ----------      ----------

Costs and Expenses:
     Operating expenses ...................................         59,840          78,777
     Selling, general and administrative expenses .........         13,020          13,954
     Depreciation and amortization ........................         11,559          10,816
                                                                ----------      ----------

         Total ............................................         84,419         103,547
                                                                ----------      ----------

Other Income (Expense) - Net ..............................            885             594
Interest Expense ..........................................          4,612           4,350
                                                                ----------      ----------

Income (Loss) Before Income Taxes .........................         (3,658)          9,528
Income Tax Provision (Credit) .............................         (1,282)          4,175
                                                                ----------      ----------

Net Income (Loss) .........................................     $   (2,376)     $    5,353
                                                                ==========      ==========

Earnings (Loss) Per Share of Common Stock .................     $     (.11)     $      .25
                                                                ==========      ==========

Earnings (Loss) Per Share of Common Stock-assuming dilution     $     (.11)     $      .25
                                                                ==========      ==========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)

                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                              ------------------------------
                                                                   1999            1998
                                                              ------------      ------------
Revenues ..................................................     $  236,637      $  360,898
Earnings Attributable to Unconsolidated Affiliates ........          7,029           2,752
                                                                ----------      ----------


         Total ............................................        243,666         363,650
                                                                ----------      ----------

Costs and Expenses:
     Operating expenses ...................................        170,147         248,909
     Selling, general and administrative expenses .........         39,674          41,998
     Depreciation and amortization ........................         34,337          28,815
                                                                ----------      ----------

         Total ............................................        244,158         319,722
                                                                ----------      ----------

Other Income (Expense) - Net ..............................          5,862           1,203
Interest Expense ..........................................         13,397          10,404
                                                                ----------      ----------

Income (Loss) Before Income Taxes .........................         (8,027)         34,727
Income Tax Provision (Credit) .............................         (4,306)         14,316
                                                                ----------      ----------

Net Income (Loss) .........................................     $   (3,721)     $   20,411
                                                                ==========      ==========

Earnings (Loss) Per Share of Common Stock .................     $     (.18)     $      .99
                                                                ==========      ==========

Earnings (Loss) Per Share of Common Stock-assuming dilution     $     (.18)     $      .98
                                                                ==========      ==========



            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                                            ------------------------------
                                                                                 1999            1998
                                                                            ------------      ------------
Operating Activities:
     Net Income (Loss) ..................................................     $   (3,721)     $   20,411
     Noncash items included above:
         Depreciation and amortization ..................................         34,337          28,815
         Amortization of deferred drydocking costs ......................          2,410           1,642
         Amortization of deferred rig mobilization ......................         (5,571)         (4,844)
         Amortization of deferred gain on sale and leaseback ............         (2,050)             --
         Settlement of employee benefit liability in company common stock          1,954              --
         Deferred income taxes (credit) .................................         (5,060)          5,471
         Undistributed earnings of unconsolidated affiliates ............         (3,461)           (570)
         Other - net ....................................................          1,164             862
     Payment for lease of manufacturing facility ........................         (3,269)         (2,715)
     Proceeds from rig mobilization .....................................             --           8,424
     Other - net ........................................................           (575)           (850)
     Provision for (payment of) prior years personal injury and property
         damage claims - net ............................................          1,479          (3,425)
     Net effect of changes in operating working capital .................        (11,035)         11,382
                                                                              ----------      ----------

              Net Cash Flows Provided by Operating Activities ...........          6,602          64,603
                                                                              ----------      ----------

Investing Activities:
     Property additions .................................................        (54,513)        (70,731)
     Expenditures for acquisition, including acquisition costs, less cash
         acquired .......................................................         (2,881)        (65,161)
     Expenditures for drydocking costs ..................................           (465)         (1,994)
     Proceeds from disposition of property, plant and equipment .........          1,440           1,551
     Other - net ........................................................           (133)             28
                                                                              ----------      ----------

              Net Cash Flows Used for Investing Activities ..............        (56,552)       (136,307)
                                                                              ----------      ----------

Financing Activities:
     Proceeds from long-term debt .......................................         50,000         190,000
     Principal payments on long-term debt ...............................        (15,625)        (91,875)
     Repayment of debt assumed in acquisition ...........................             --         (15,672)
     Payment of debt financing costs ....................................           (105)         (5,398)
     Proceeds from exercise of stock options ............................            248             379
                                                                              ----------      ----------

              Net Cash Flows Provided by Financing Activities ...........         34,518          77,434
                                                                              ----------      ----------

Net Increase (Decrease) in Cash and Cash Equivalents ....................        (15,432)          5,730

Cash and Cash Equivalents at January 1, .................................         33,330          18,993
                                                                              ----------      ----------

Cash and Cash Equivalents at September 30, ..............................     $   17,898      $   24,723
                                                                              ==========      ==========


            See Notes to Condensed Consolidated Financial Statements.

                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS EXCEPT NUMBER OF SHARES)

                                                                                    SEPTEMBER 30     DECEMBER 31
                                                                                        1999            1998
                                                                                    ------------     -----------
                                                                                    (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and cash equivalents ...................................................     $   17,898      $   33,330
   Restricted cash .............................................................          1,500           1,500
   Accounts and notes receivable (net of allowance for doubtful accounts of $911
     and $742) .................................................................         71,956          70,850
   Inventories .................................................................         14,453          15,842
   Deferred income tax asset ...................................................          8,655           8,579
   Other current assets ........................................................         12,737           9,896
                                                                                     ----------      ----------

       Total current assets ....................................................        127,199         139,997
Property, Plant and Equipment - Net ............................................        426,199         405,740
Vessel Construction Deposits ...................................................         10,965          18,275
Investment in and Noncurrent Receivables from Unconsolidated Affiliates ........         31,428          28,027
Goodwill, net ..................................................................         59,058          60,124
Deferred Costs .................................................................          7,287           9,674
Noncurrent Receivables (net of allowance for doubtful accounts of $1,076 and
   $1,027) and Other Assets ....................................................          1,534           2,302
                                                                                     ----------      ----------

       Total ...................................................................     $  663,670      $  664,139
                                                                                     ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt ...........................................     $      625      $      625
   Accounts payable ............................................................         14,187          25,263
   Other current liabilities ...................................................         52,348          63,932
                                                                                     ----------      ----------

       Total current liabilities ...............................................         67,160          89,820
Long-Term Debt .................................................................        207,222         172,847
Deferred Income Taxes ..........................................................         56,883          61,320
Other Liabilities ..............................................................         40,687          48,704
Shareholders' Equity:
   Common stock, no par value:
     40,000,000 shares authorized; 21,304,012 and 21,043,898 shares issued
       and outstanding .........................................................        235,836         232,023
Retained earnings ..............................................................         56,316          60,037
Unearned compensation - restricted stock .......................................           (112)           (290)
Cumulative foreign currency translation adjustments ............................           (322)           (322)
                                                                                     ----------      ----------

       Total shareholders' equity ..............................................        291,718         291,448
                                                                                     ----------      ----------

       Total ...................................................................     $  663,670      $  664,139
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

2.   MERGER AGREEMENT

     On January 10, 1999, the Company entered into a definitive agreement and plan of merger (the "Merger Agreement") among the Company, Nabors Industries, Inc. ("Nabors") and Starry Acquisition Corp., a wholly owned subsidiary of Nabors ("Merger Sub"). The Merger Agreement provides, subject to certain conditions set forth therein, that Merger Sub will be merged (the "Merger") with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of common stock, without par value, of the Company (the "Pool Common Stock") issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of its subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, will be converted into the right to receive 1.025 shares of common stock, par value $.10 per share, of Nabors (the "Nabors Common Stock"). The Merger Agreement provides for certain conditions to the closing of the Merger, including, among other things, the approval of the holders of at least two-thirds of the Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the reaching of an agreement with the Company's Saudi Arabian joint venture partner with respect to the post-merger operations of the Company's Saudi Arabian joint venture and Nabors' existing Saudi Arabian business (the "Saudi Agreement"). The applicable waiting period under the HSR Act has expired, the registration statement with respect to the Nabors shares became effective on August 9, 1999 and the Merger was approved by the holders of more than the requisite two-thirds of the Pool Common Stock on September 28, 1999. Final agreement has not been reached with regard to the Saudi Agreement, but the Company expects this condition to be satisfied. Although the Merger Agreement provides that it can be terminated by either party if closing of the Merger did not occur by October 1, 1999, both parties are continuing to use their best efforts to effect satisfaction of the conditions and close as promptly as practicable. However, there can be no assurances as to whether or when the transaction will be completed.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


3.   EARNINGS PER SHARE

     The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share ("EPS") is as follows:


                                                                         FOR THE QUARTER
                                                                        ENDED SEPTEMBER 30
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------      --------
                                                                     (IN THOUSANDS EXCEPT PER
                                                                          SHARE AMOUNTS)
Net income (loss) for basic and diluted earnings per share ......     $ (2,376)     $  5,353
                                                                      ========      ========

Weighted-average shares for basic earnings per share ............       21,288        21,044
                                                                      ========      ========

Effect of dilutive securities:
  Employee stock options ........................................           --            41
                                                                      --------      --------

Adjusted weighted-average shares and assumed conversions for
  diluted earnings (loss) per share .............................       21,288        21,085
                                                                      ========      ========

Basic earnings (loss) per share .................................         (.11)          .25
                                                                      ========      ========

Diluted earnings (loss) per share ...............................         (.11)          .25
                                                                      ========      ========



                                                                        FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------      --------
                                                                     (IN THOUSANDS EXCEPT PER
                                                                           SHARE AMOUNTS)

Net income (loss) for basic and diluted earnings per share ......     $ (3,721)     $ 20,411
                                                                      ========      ========

Weighted-average shares for basic earnings per share ............       21,230        20,529
                                                                      ========      ========


Effect of dilutive securities:
  Employee stock options ........................................           --           203
                                                                      --------      --------

Adjusted weighted-average shares and assumed conversions for
  diluted earnings (loss) per share .............................       21,230        20,732
                                                                      ========      ========

Basic earnings (loss) per share .................................         (.18)          .99
                                                                      ========      ========

Diluted earnings (loss) per share ...............................         (.18)          .98
                                                                      ========      ========


     The 1999 EPS calculations exclude options to purchase approximately 1,412,000 shares of common stock that were outstanding during the third quarter of 1999 because the inclusion of such options would have been antidilutive due to the net loss during the period.

     The 1998 EPS calculations exclude options to purchase approximately 926,000 shares of common stock at exercise prices ranging from $10.00 per share to $35.50 per share because the inclusion of such options would have been antidilutive.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


4.   UNCONSOLIDATED AFFILIATES

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as derived from the unaudited condensed financial statements of the affiliates.

                                                 NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                             --------------------------
                                                1999            1998
                                             ----------      ----------
Revenues:
    Pool Arabia, Ltd. ..................     $   32,853      $   40,235
    Pool International Argentina S.A. ..          8,234           9,461
    Intairdril Oman L.L.C. .............            582              36
                                             ----------      ----------
         Total .........................     $   41,669      $   49,732
                                             ==========      ==========

Gross Profit (Loss)(a):
    Pool Arabia, Ltd. ..................     $   10,857      $   12,530
    Pool International Argentina S.A. ..          1,152            (787)
    Intairdril Oman L.L.C. .............            192              19
                                             ----------      ----------
         Total .........................     $   12,201      $   11,762
                                             ==========      ==========

Net Income (Loss):
    Pool Arabia, Ltd. ..................     $    1,038      $    1,079
    Pool International Argentina S.A. ..         (1,233)         (2,649)
    Intairdril Oman L.L.C. .............            119              32
                                             ----------      ----------
         Total .........................     $      (76)     $   (1,538)
                                             ==========      ==========


(a) Gross profit is computed as revenues less operating expenses (which excludes depreciation and amortization and selling, general and administrative expenses).

     Earnings (loss) attributable to unconsolidated affiliates is summarized below:

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                       --------------------------
                                                                          1999            1998
                                                                       ----------      ----------
The Company's portion of net loss ................................     $      (41)     $     (785)
Adjustments to reconcile differences between affiliates' bases
     and Company's carrying value ................................          3,502           1,355
                                                                       ----------      ----------

Undistributed earnings of unconsolidated affiliates ..............          3,461             570
Lease income (expense) - net .....................................          3,476           2,103
Other income (expense) - net .....................................             92              79
                                                                       ----------      ----------

     Total .......................................................     $    7,029      $    2,752
                                                                       ==========      ==========

5.   LONG-TERM DEBT AND CREDIT AGREEMENT

     SENIOR SUBORDINATED NOTES

     In March 1998, the Company issued 8 5/8% Senior Subordinated Notes due 2008 (the "Notes") in the aggregate principal amount of $150 million and used the net proceeds from the sale thereof to fund the cash portion of the Sea Mar, Inc. ("Sea Mar") purchase, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's Credit Agreement.

     The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future senior indebtedness of the Company and are unconditionally guaranteed, jointly and severally, by each of the Company's wholly-owned subsidiaries that are incorporated or organized in the United States (the "Subsidiary Guarantors"). The other subsidiaries of the Company are not guarantors of the Notes (the "Non-Guarantor Subsidiaries"). The Notes contain certain covenants that, among other things, limit the ability of the Company and the Subsidiary Guarantors to incur additional indebtedness, issue capital stock of Subsidiary Guarantors, pay dividends or make other restricted payments, incur liens, enter into certain transactions with affiliates, enter into certain mergers or consolidations or sell all or substantially all of the assets of the Company and its subsidiaries.

     CREDIT AGREEMENT

     In March 1998, simultaneously with the issuance of the Notes and the acquisition of Sea Mar, the Company executed an amendment to its three-year $130 million three-year syndicated bank credit agreement (the "Credit Agreement") to provide for maximum borrowings of up to $180 million, of which amount up to $25 million may be used to support letters of credit. At September 30, 1999, the Company had drawn $45.0 million in cash under the Credit Agreement, and an additional $6.6 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the 1995 acquisition of Golden Pacific Corp.

Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to l.75% with the Company's option of a one-, two-, three- or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period. Based upon the Company's leverage ratio at September 30, 1999, the applicable Eurodollar margin will be 1.75% for borrowings during the fourth quarter of 1999. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. The lenders under the Credit Agreement have agreed to waive compliance with the maximum leverage ratio provided for in the Credit Agreement for the quarter ended September 30, 1999. The Credit Agreement is guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries.

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


6.   OPERATING SEGMENTS

     The Company operates in only one business segment - the oilfield services industry. Within this segment, the Company conducts business in the following distinct geographic markets or reportable operating segments: domestic onshore, divided into two separate geographic divisions - the Central division (principally Texas and Oklahoma) and the California division; Gulf of Mexico offshore; Offshore support vessels; International and Alaska. The following table presents certain financial information of the Company for the nine months ended September 30, 1999 and 1998 by operating segment.


                              DOMESTIC ONSHORE       GULF        OFFSHORE
                           ----------------------  OF MEXICO      SUPPORT
                           CENTRAL     CALIFORNIA  OFFSHORE      VESSELS(a)   INTERNATIONAL     ALASKA     CORPORATE      TOTAL
                          ---------    ----------  ---------     ----------   -------------   ---------    ---------    ---------
             1999
-----------------------
Revenues ..............   $  78,502    $   63,158  $  26,455     $   15,891   $      29,594   $  23,037    $      --    $ 236,637
Net income (loss) .....      (4,052)        2,688     (1,049)        (3,013)         12,078       5,491      (15,864)      (3,721)
Total assets ..........      96,513        44,828     79,445        176,679         138,738      72,523       54,944      663,670

             1998
-----------------------
Revenues ..............   $ 132,058    $   70,634  $  59,915     $   27,694   $      44,983   $  25,614    $      --    $ 360,898
Net income (loss) .....       3,754         2,893      6,575          6,749           8,619       3,298      (11,477)      20,411
Total assets ..........     118,291        53,381     89,840        162,186         139,565      61,544       40,347      665,154

-------------
(a) On March 31, 1998, the Company acquired all of the outstanding capital stock of Sea Mar, Inc. ("Sea Mar"), a privately-owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico.


7.   ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which will delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is still in the process of evaluating what effect, if any, SFAS 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.


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

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                                            -----------------------------------------------------------------------------------
                                                               SUBSIDIARY      NON-GUARANTOR
                                                PESCO          GUARANTORS       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ------------      ------------     -------------     ------------      ------------
Revenues ..............................     $         --      $     73,949      $      8,581     $         --      $     82,530
Earnings Attributable to Unconsolidated
   Affiliates .........................               --               782             1,176               --             1,958
                                            ------------      ------------      ------------     ------------      ------------
         Total ........................               --            74,731             9,757               --            84,488
                                            ------------      ------------      ------------     ------------      ------------

Costs and Expenses:
   Operating expenses .................               --            55,986             3,854               --            59,840
   Selling, general and administrative
     expenses .........................            1,281            10,844               895               --            13,020
   Depreciation and amortization ......               --             9,495             2,071               (7)           11,559
                                            ------------      ------------      ------------     ------------      ------------
         Total ........................            1,281            76,325             6,820               (7)           84,419
                                            ------------      ------------      ------------     ------------      ------------

Other Income (Expense) - Net ..........               --               600               285               --               885
Interest Expense ......................            3,359             1,201                52               --             4,612
                                            ------------      ------------      ------------     ------------      ------------

Income (Loss) Before Income Taxes and
   Equity in Earnings of Consolidated
   Subsidiaries .......................           (4,640)           (2,195)            3,170                7            (3,658)
Income Tax Provision (Credit) .........           (1,624)             (425)              764                3            (1,282)
Equity in Earnings of Consolidated
   Subsidiaries .......................              640             2,406                --           (3,046)               --
                                            ------------      ------------      ------------     ------------      ------------

Net Income (Loss) .....................     $     (2,376)     $        636      $      2,406     $     (3,042)     $     (2,376)
                                            ============      ============      ============     ============      ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                            -----------------------------------------------------------------------------------
                                                               SUBSIDIARY      NON-GUARANTOR
                                                PESCO          GUARANTORS       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ------------      ------------     -------------     ------------      ------------
Revenues ..............................     $         --      $    207,692      $     28,945     $         --      $    236,637
Earnings Attributable to Unconsolidated
   Affiliates .........................               --             3,553             3,476               --             7,029
                                            ------------      ------------      ------------     ------------      ------------
         Total ........................               --           211,245            32,421               --           243,666
                                            ------------      ------------      ------------     ------------      ------------

Costs and Expenses:
   Operating expenses .................               --           158,062            12,085               --           170,147
   Selling, general and administrative
     expenses .........................            3,423            34,148             2,103               --            39,674
   Depreciation and amortization ......               --            28,149             6,209              (21)           34,337
                                            ------------      ------------      ------------     ------------      ------------
         Total ........................            3,423           220,359            20,397              (21)          244,158
                                            ------------      ------------      ------------     ------------      ------------

Other Income (Expense) - Net ..........               --             5,451               411               --             5,862
Interest Expense ......................           10,078             2,909               410               --            13,397
                                            ------------      ------------      ------------     ------------      ------------

Income (Loss) Before Income Taxes and
   Equity in Earnings of Consolidated
   Subsidiaries .......................          (13,501)           (6,572)           12,025               21            (8,027)
Income Tax Provision (Credit) .........           (4,725)           (1,463)            1,874                8            (4,306)
Equity in Earnings of Consolidated
   Subsidiaries .......................            5,055            10,151                --          (15,206)               --
                                            ------------      ------------      ------------     ------------      ------------

Net Income (Loss) .....................     $     (3,721)     $      5,042      $     10,151     $    (15,193)     $     (3,721)
                                            ============      ============      ============     ============      ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                        NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               -----------------------------------------------------------------------------------
                                                                  SUBSIDIARY      NON-GUARANTOR
                                                   PESCO          GUARANTORS       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------     -------------     ------------      ------------
Net Cash Flows Provided by (Used for)
   Operating Activities .....................  $    (10,108)     $      5,853      $     10,858     $         (1)     $      6,602
                                               ------------      ------------      ------------     ------------      ------------

Investing Activities:
Property additions ..........................            --           (52,990)           (1,523)              --           (54,513)
Expenditures for acquisition, including
   acquisition costs, less cash acquired ....            --            (2,881)               --               --            (2,881)
Expenditures for drydocking costs ...........            --              (465)               --               --              (465)
Proceeds from disposition of property,
   plant and equipment ......................            --             1,415                25               --             1,440
Other - net .................................            --              (152)               19               --              (133)
                                               ------------      ------------      ------------     ------------      ------------

Net Cash Flows Used for Investing
   Activities ...............................            --           (55,073)           (1,479)              --           (56,552)
                                               ------------      ------------      ------------     ------------      ------------

Financing Activities:
Proceeds from long-term debt ................            --            50,000                --               --            50,000
Principal payments on long-term debt ........            --           (15,625)               --               --           (15,625)
Payment of debt financing costs .............            --              (105)               --               --              (105)
Proceeds from exercise of stock options .....           248                --                --               --               248
Payments from (advances to) consolidated
   subsidiaries, net ........................         9,860            (1,033)           (8,828)               1                --
                                               ------------      ------------      ------------     ------------      ------------

Net Cash Flows Provided by (Used for)
   Financing Activities .....................        10,108            33,237            (8,828)               1            34,518
                                               ------------      ------------      ------------     ------------      ------------

Net Increase (Decrease) in Cash and Cash
   Equivalents ..............................            --           (15,983)              551               --           (15,432)
Cash and Cash Equivalents at January 1, .....            70            31,774             1,486               --            33,330
                                               ------------      ------------      ------------     ------------      ------------

Cash and Cash Equivalents at September 30,...  $         70      $     15,791      $      2,037     $         --      $     17,898
                                               ============      ============      ============     ============      ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


                            POOL ENERGY SERVICES CO.

                 UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                   SEPTEMBER 30, 1999
                                                  ----------------------------------------------------------------------------------
                                                                    SUBSIDIARY      NON-GUARANTOR
                                                      PESCO         GUARANTORS       SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                  ------------     ------------     -------------    ------------      ------------
                   ASSETS
Current Assets:
   Cash and cash equivalents ................     $         70     $     15,791     $      2,037     $         --      $     17,898
   Restricted cash ..........................               --            1,500               --               --             1,500
   Accounts and notes receivable ............           11,651           53,528            6,777               --            71,956
   Inventories ..............................               --            3,838           10,615               --            14,453
   Deferred income tax asset ................              201            7,032            1,311              111             8,655
   Other current assets .....................              492            9,899            2,346               --            12,737
                                                  ------------     ------------     -------------    ------------      ------------
         Total current assets ...............           12,414           91,588           23,086              111           127,199

Property, Plant and Equipment - Net .........               --          354,945           71,561             (307)          426,199
Investment in Consolidated Subsidiaries .....           88,121           54,510               --         (142,631)               --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ...........               --           31,428               --               --            31,428
Goodwill, net ...............................               --           59,058               --               --            59,058
Vessel Construction Deposits ................               --           10,965               --               --            10,965
Deferred Costs ..............................            3,633            3,654               --               --             7,287
Noncurrent Receivables and Other Assets .....               --            1,524               10               --             1,534
                                                  ------------     ------------     -------------    ------------      ------------
         Total ..............................     $    104,168     $    607,672     $     94,657     $   (142,827)     $    663,670
                                                  ============     ============     ============     ============      ============


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ........     $         --     $        625     $         --     $         --      $        625
   Accounts payable .........................               --           13,242              945               --            14,187
   Payable (receivable) to (from)
     Consolidated Subsidiaries ..............         (229,922)         208,459           21,694             (231)               --
   Other current liabilities ................            8,432           37,722            6,198               (4)           52,348
                                                  ------------     ------------     -------------    ------------      ------------
         Total current liabilities ..........         (221,490)         260,048           28,837             (235)           67,160
Long-Term Debt ..............................          150,000           57,222               --               --           207,222
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries ................         (111,595)         108,967            2,628               --                --
Deferred Income Taxes .......................           (4,787)          54,506            7,156                8            56,883
Other Liabilities ...........................               --           39,162            1,525               --            40,687
Shareholders' Equity:
   Common stock .............................          235,836                1              500             (501)          235,836
   Paid-in capital ..........................               --           12,399           18,619          (31,018)               --
   Retained earnings ........................           56,316           75,689           35,392         (111,081)           56,316
   Unearned compensation - restricted stock .             (112)              --               --               --              (112)
   Cumulative foreign currency translation
     adjustments ............................               --             (322)              --               --              (322)
                                                  ------------     ------------     -------------    ------------      ------------
         Total shareholders' equity .........          292,040           87,767           54,511         (142,600)          291,718
                                                  ------------     ------------     -------------    ------------      ------------

         Total ..............................     $    104,168     $    607,672     $     94,657     $   (142,827)     $    663,670
                                                  ============     ============     ============     ============      ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                            ----------------------------------------------------------------------------------
                                                               SUBSIDIARY      NON-GUARANTOR
                                                PESCO          GUARANTORS       SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                            ------------      ------------     -------------    ------------      ------------
Revenues ..............................     $         --      $     99,015     $     16,172     $         --      $    115,187
Earnings Attributable to Unconsolidated
   Affiliates .........................               --               543            1,101               --             1,644
                                            ------------      ------------     -------------    ------------      ------------
         Total ........................               --            99,558           17,273               --           116,831
                                            ------------      ------------     -------------    ------------      ------------

Costs and Expenses:
   Operating expenses .................               --            70,397            8,380               --            78,777
   Selling, general and administrative
     expenses .........................              250            12,303            1,401               --            13,954
   Depreciation and amortization ......               --             8,827            1,996               (7)           10,816
                                            ------------      ------------     -------------    ------------      ------------
         Total ........................              250            91,527           11,777               (7)          103,547
                                            ------------      ------------     -------------    ------------      ------------

Other Income (Expense) - Net ..........               --               465              129               --               594
Interest Expense ......................            3,355               642              353               --             4,350
                                            ------------      ------------     -------------    ------------      ------------

Income (Loss) Before Income Taxes .....           (3,605)            7,854            5,272                7             9,528
Income Tax Provision (Credit) .........           (1,261)            3,872            1,561                3             4,175
Equity in Earnings of Consolidated
   Subsidiaries .......................            7,697             3,711               --          (11,408)               --
                                            ------------      ------------     -------------    ------------      ------------

Net Income ............................     $      5,353      $      7,693     $      3,711     $    (11,404)     $      5,353
                                            ============      ============     ============     ============      ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING OPERATIONS


                                                                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            ----------------------------------------------------------------------------------
                                                               SUBSIDIARY      NON-GUARANTOR
                                                PESCO          GUARANTORS       SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                            ------------      ------------     -------------    ------------      ------------
Revenues ..............................     $         --      $    316,859     $     44,039     $         --      $    360,898
Earnings Attributable to Unconsolidated
   Affiliates .........................               --               672            2,080               --             2,752
                                            ------------      ------------     -------------    ------------      ------------
         Total ........................               --           317,531           46,119               --           363,650
                                            ------------      ------------     -------------    ------------      ------------

Costs and Expenses:
   Operating expenses .................               --           224,950           23,959               --           248,909
   Selling, general and administrative
     expenses .........................              624            37,367            4,007               --            41,998
   Depreciation and amortization ......               --            23,888            4,948              (21)           28,815
                                            ------------      ------------     -------------    ------------      ------------
         Total ........................              624           286,205           32,914              (21)          319,722
                                            ------------      ------------     -------------    ------------      ------------

Other Income (Expense) - Net ..........               --               891              312               --             1,203
Interest Expense ......................            6,702             2,475            1,227               --            10,404
                                            ------------      ------------     -------------    ------------      ------------

Income (Loss) Before Income Taxes .....           (7,326)           29,742           12,290               21            34,727
Income Tax Provision (Credit) .........           (2,186)           12,521            3,973                8            14,316
Equity in Earnings of Consolidated
   Subsidiaries .......................           25,551             8,317               --          (33,868)               --
                                            ------------      ------------     -------------    ------------      ------------

Net Income ............................     $     20,411      $     25,538     $      8,317     $    (33,855)     $     20,411
                                            ============      ============     ============     ============      ============

                            POOL ENERGY SERVICES CO.

                                   (UNAUDITED)


                            POOL ENERGY SERVICES CO.

            UNAUDITED CONDENSED STATEMENT OF CONSOLIDATING CASH FLOWS


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                               ------------------------------------------------------------------------------------
                                                                  SUBSIDIARY       NON-GUARANTOR
                                                   PESCO          GUARANTORS        SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                               ------------      ------------      -------------     ------------      ------------
Net Cash Flows Provided by (Used for)
   Operating Activities .....................  $     (5,038)     $     49,007      $     20,637      $         (3)     $     64,603
                                               ------------      ------------      -------------     ------------      ------------

Investing Activities:
Property additions ..........................            --           (52,977)          (18,196)              442           (70,731)
Expenditures for acquisition, including
   acquisition costs, less cash acquired ....            --           (65,161)               --                --           (65,161)
Expenditures for drydocking costs ...........            --            (1,994)               --                --            (1,994)
Proceeds from disposition of property,
   plant and equipment ......................            --             1,804               189              (442)            1,551
Other - net .................................             1                21                 3                 3                28
                                               ------------      ------------      -------------     ------------      ------------

Net Cash Flows Provided by (Used for)
   Investing Activities .....................             1          (118,307)          (18,004)                3          (136,307)
                                               ------------      ------------      -------------     ------------      ------------

Financing Activities:
Proceeds from long-term debt ................       150,000            40,000                --                --           190,000
Principal payments on long-term debt ........            --           (91,875)               --                --           (91,875)
Repayment of debt assumed in acquisition ....            --           (15,672)               --                --           (15,672)
Payment of debt financing costs .............        (4,824)             (574)               --                --            (5,398)
Proceeds from exercise of stock options .....           379                --                --                --               379
Payments from (advances to) consolidated
   subsidiaries, net ........................      (140,695)          144,524            (3,829)               --                --
                                               ------------      ------------      -------------     ------------      ------------

Net Cash Flows Provided by Financing
   Activities ...............................         4,860            76,403            (3,829)               --            77,434
                                               ------------      ------------      -------------     ------------      ------------

Net Increase (Decrease) in Cash and Cash
   Equivalents ..............................          (177)            7,103            (1,196)               --             5,730
Cash and Cash Equivalents at January 1, .....           210            16,395             2,388                --            18,993
                                               ------------      ------------      -------------     ------------      ------------

Cash and Cash Equivalents at September 30,...  $         33      $     23,498      $      1,192      $         --      $     24,723
                                               ============      ============      ============      ============      ============

                            POOL ENERGY SERVICES CO.

                                  (UNAUDITED)


                            POOL ENERGY SERVICES CO.

                      CONDENSED CONSOLIDATING BALANCE SHEET


                                                                                  DECEMBER 31, 1998
                                                ------------------------------------------------------------------------------------
                                                                   SUBSIDIARY       NON-GUARANTOR
                                                    PESCO          GUARANTORS        SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                ------------      ------------      -------------    ------------      ------------
                    ASSETS

Current Assets:
   Cash and cash equivalents .................  $         70      $     31,774      $      1,486     $         --      $     33,330
   Restricted cash ...........................            --             1,500                --               --             1,500
   Accounts and notes receivable .............            --            59,239            11,611               --            70,850
   Inventories ...............................            --             4,552            11,290               --            15,842
   Deferred income tax asset .................           131             7,004             1,311              133             8,579
   Other current assets ......................           511             8,424               961               --             9,896
                                                ------------      ------------      -------------    ------------      ------------
         Total current assets ................           712           112,493            26,659              133           139,997

Property, Plant and Equipment - Net ..........            --           328,760            77,308             (328)          405,740
Vessel Construction Deposits .................            --            18,275                --               --            18,275
Investment in Consolidated Subsidiaries ......        83,066            44,360                --         (127,426)               --
Investment in and Noncurrent Receivables
   from Unconsolidated Affiliates ............            --            28,027                --               --            28,027
Goodwill, net ................................            --            60,124                --               --            60,124
Deferred Costs ...............................         3,990             5,684                --               --             9,674
Noncurrent Receivables and Other Assets ......            --             2,284                18               --             2,302
                                                ------------      ------------      -------------    ------------      ------------
         Total ...............................  $     87,768      $    600,007      $    103,985     $   (127,621)     $    664,139
                                                ============      ============      ============     ============      ============


    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt .........  $         --      $        625      $         --     $         --      $        625
   Accounts payable ..........................            --            22,782             2,481               --            25,263
   Payable (receivable) to (from)
     consolidated subsidiaries ...............      (236,391)          210,662            25,961             (232)               --
   Other current liabilities .................        (4,384)           51,758            16,544               14            63,932
                                                ------------      ------------      -------------    ------------      ------------
         Total current liabilities ...........      (240,775)          285,827            44,986             (218)           89,820
Long-Term Debt ...............................       150,000            22,847                --               --           172,847
Long-Term Payable (Receivable) to (from)
   Consolidated Subsidiaries .................      (111,595)          104,406             7,189               --                --
Deferred Income Taxes ........................        (1,632)           57,129             5,819                4            61,320
Other Liabilities ............................            --            47,073             1,631               --            48,704
Shareholders' Equity:
   Common stock ..............................       232,023                 1               500             (501)          232,023
   Paid-in capital ...........................            --            12,399            18,619          (31,018)               --
   Retained earnings .........................        60,037            70,647            25,241          (95,888)           60,037
   Unearned compensation - restricted stock...          (290)               --                --               --              (290)
   Cumulative foreign currency translation
     adjustments .............................            --              (322)               --               --              (322)
                                                ------------      ------------      -------------    ------------      ------------
         Total shareholders' equity ..........       291,770            82,725            44,360         (127,407)          291,448
                                                ------------      ------------      -------------    ------------      ------------

         Total ...............................  $     87,768      $    600,007      $    103,985     $   (127,621)     $    664,139
                                                ============      ============      ============     ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

     The Merger Agreement entered into on January 10, 1999 among the Company, Nabors and Merger Sub provides, subject to certain conditions set forth therein, that Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Nabors. At the effective time of the Merger, each share of Pool Common Stock issued and outstanding (excluding any treasury shares held by the Company and shares held by Nabors or any of it subsidiaries), including the associated common stock purchase rights, if any, outstanding at the effective time of the Merger, is to be converted into the right to receive 1.025 shares of Nabors Common Stock. The Merger Agreement provides for certain conditions to the closing of the Merger, including, among other things, the approval of the holders of at least two-thirds of the Pool Common Stock, the registration with the Securities and Exchange Commission of the shares of Nabors Common Stock to be issued in connection with the Merger, the expiration or termination of the applicable waiting period under the HSR Act and the reaching of an agreement with the Company's Saudi Arabian joint venture partner with respect to the post-merger operations of the Company's Saudi Arabian joint venture and Nabors' existing Saudi Arabian business. The applicable waiting period under the HSR Act has expired, the registration statement with respect to the Nabors shares became effective on August 9, 1999 and the Merger was approved by the holders of more than the requisite two-thirds of the Pool Common Stock on September 28, 1999. Final agreement has not yet been reached with regard to the Saudi Agreement, but the Company expects this condition to be satisfied. Although the Merger Agreement provides that it can be terminated by either party if closing of the Merger did not occur by October 1, 1999, both parties are continuing to use their best efforts to effect satisfaction of the conditions and close as promptly as practicable. However, there can be no assurances as to whether or when the transaction will be completed.

SEA MAR ACQUISITION

     The Company's acquisition on March 31, 1998 of all of the outstanding capital stock of Sea Mar, a privately owned Louisiana-based offshore support vessel company with operations primarily in the Gulf of Mexico, involved purchase consideration at closing of approximately $76.0 million in cash and 1,538,462 shares of the Company's common stock. During the first quarter of 1999, the Company paid additional cash consideration of approximately $2.9 million as a result of Sea Mar's financial performance for the fiscal year ended December 31, 1998. The Company is also obligated to pay additional cash consideration contingent upon Sea Mar's financial performance for the fiscal year ending December 31, 1999, up to a maximum of $10 million, although the latest projection of Sea Mar's 1999 financial performance indicates that no additional payment should be due.

     As a result of the acquisition of Sea Mar, the Company operates a diversified fleet of offshore support vessels in the Gulf of Mexico. At the time of its acquisition, Sea Mar had a contract with a marine shipbuilder for the construction of ten offshore support vessels at an estimated aggregate cost of $78.5 million, net of deposits. Four of these new vessels were delivered during the first nine months of 1999. The remaining six vessels are scheduled to be delivered between the last quarter of 1999 and late 2000. The Company anticipates that the expenditures for these vessels will be financed by internally generated funds and other financing arrangements as needed.

RESULTS OF OPERATIONS - QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

     The Company incurred a net loss of $2.4 million in the third quarter of 1999, including after tax Merger-related expenses of $0.8 million, compared to net income of $5.4 million generated in the third quarter of 1998. The average crude oil price for the third quarter of 1999 was approximately 53% higher than in the third quarter of 1998 and the average domestic natural gas price was 29% higher comparing the same periods. Results from each of the Company's operating segments for the third quarter 1999 were unfavorable to reported results for the same period in 1998 despite the higher product prices, except in Alaska where third quarter earnings in 1999 approximated third quarter earnings in 1998. Overall, the Company's utilization and rates were down for the period due to the lingering effect on the demand for the Company's services resulting from depressed oil prices in 1998 and early 1999.

     Revenues. Revenues were $82.5 million in the third quarter of 1999, a 28% decrease from revenues of $115.2 million in the third quarter of 1998. Each of the Company's operating segments contributed to the $32.7 million decline.

     Domestic onshore well-servicing and production services revenues declined $10.1 million or 17% in the third quarter of 1999 from the corresponding quarter of 1998. Domestic onshore rig utilization dropped from 44% in 1998 to 39% in 1999 and rig hours declined approximately 39,000, from 268,000 in the third quarter of 1998 to 229,000 in 1999. Rig rates also decreased by about 1% period over period. The Company's truck and frac tank activity levels each declined by approximately 23%. In the Gulf of Mexico, revenue of $11.4 million for the third quarter of 1999 was 33% lower than that in the comparable period of 1998 with rig utilization of 39% in 1999 compared to 55% in 1998. Average rates for the offshore rigs in the third quarter of 1999 were 10% below the rates in the comparable 1998 period. The Company's offshore support vessel operation, Sea Mar, had revenue of $5.4 million during the third quarter of 1999 compared to $13.9 million during third quarter of 1998. Vessel utilization was approximately 49% and 85% for the respective periods. Average day rates for the vessels dropped approximately 42% comparing quarter to quarter.

     Internationally, revenues were down from $16.4 million for the quarter ended 1998 to $8.7 million for the same period in 1999. Rig utilization in the third quarter of 1999 was 42% compared to 55% in the third quarter of 1998. Lower revenues resulted from reduced mobilization revenue generated by the platform workover rig operating offshore Australia, completion of the contract for the platform drilling rig offshore Australia and decreased utilization in most of the Company's other international operating locations except in Pakistan where the three rigs in country were fully utilized during the third quarter of 1999. In Alaska, quarterly revenue of $5.8 million in 1999 represented a 13% decline from revenue of the comparable period in 1998. The decline resulted primarily from lower rig utilization, 33% in 1999 compared to 50% in 1998, as well as from reduced revenues from labor contracts.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $2.0 million in the third quarter of 1999 compared to earnings of $1.6 million in the third quarter of 1998. The $0.4 million improvement in 1999 resulted from a $0.1 million increase by Pool Arabia, Ltd. ("Pool Arabia"), a $0.2 million improvement by Pool International Argentina S.A. ("PIASA") and a $0.1 million increase by the Company's joint venture in Oman. The increase in earnings from Pool Arabia was due primarily to higher income earned from Pool Arabia's operation of two rigs leased from the Company. The loss attributable to the Company's 51% share of PIASA was less in the third quarter of 1999 than in the comparable period of 1998 due to the implementation of a cost reduction program in Argentina.

     Costs and Expenses. The Company's costs and expenses were $84.4 million in the third quarter of 1999, a 19% reduction compared to costs and expenses of $103.5 million in the corresponding quarter of 1998. Generally, costs and expenses declined due to the company-wide drop in equipment utilization experienced in 1999, however, the third quarter of 1999 included approximately $1.3 million of Merger-related expenses. Depreciation expense increased in 1999 primarily due to the additional offshore support vessels delivered this year as well as the 1998 rig upgrade in Alaska.

     Other Income - Net. Other income - net was $0.9 million in the third quarter of 1999 and includes a $0.4 million gain from an insurance recovery related to the loss of a ball mill in Alaska.

     Interest Expense. Interest expense in the third quarter of 1999 was $4.6 million, $0.3 million higher than in the corresponding period of 1998, primarily due to higher borrowings under the Company's Credit Agreement during the 1999 period.

     Income Taxes. The Company recorded an income tax credit of $1.3 million on a loss before income taxes of $3.7 million in the third quarter of 1999, compared to income tax expense of $4.2 million on income before income taxes of $9.5 million in the third quarter of 1998. The decrease in income tax expense in the third quarter of 1999, compared to the third quarter of 1998, was primarily due to lower pre-tax income in the third quarter of 1999, as a result of the factors described above. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign tax jurisdictions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     The Company incurred a net loss of $3.7 million in the first nine months of 1999, including after tax Merger-related expenses of $1.9 million, compared with net income of $20.4 million generated during the first nine months of 1998. Except for International and Alaska operations, results from each of the Company's operating segments for the nine month period in 1999 were unfavorable to reported results for the same period in 1998. Results from international operations were improved primarily due to higher earnings attributable to Pool Arabia and from Alaska operations due to the receipt of a payment related to the early termination of a drilling contract. Overall the Company's utilization and rates were down due to the effect on the demand for the Company's services resulting from depressed oil prices which bottomed out in the last quarter of 1998 and, although steadily rising throughout the first nine months of 1999, have negatively impacted the Company's earnings for the period.

     Revenues. Revenues were $236.6 million in the first nine months of 1999, a 34% decrease compared to revenues of $360.9 million in the first nine months of 1998. Each of the Company's operating segments contributed to the $124.3 million decline.

     Domestic onshore well-servicing and production services revenues decreased $61.0 million or 30% in the first nine months of 1999 from the corresponding period of 1998 due to the lingering negative effect of low oil and gas prices. Domestic onshore rig utilization was 37% in the first nine months of 1999, compared to 49% in the first nine months of 1998. Domestic onshore rig hours decreased from approximately 896,000 in 1998 to 648,000 in 1999 although rates remained relatively flat. Utilization of the Company's trucks and frac tanks also declined by approximately 27% and 52%, respectively. Gulf of Mexico workover and drilling revenues decreased from $59.9 million in 1998 to $26.5 million in 1999. Rig utilization for the offshore rig fleet declined from 63% in the first nine months of 1998 to 35% in the comparable period of 1999, while average day rates decreased 25% comparing the same periods. Sea Mar, acquired on March 31, 1998, had revenues of $15.9 million for the first nine months of 1999 versus $27.7 million for the period from acquisition to September 30, 1998.

     International operations revenues decreased to $29.6 million for the first nine months of 1999 compared to $45.0 million in the 1998 period. The $15.4 million revenue decline was attributable to a reduction in utilization of rigs in Ecuador, Guatemala, Oman, and Pakistan, reduced mobilization revenue generated by the platform workover rig operating offshore Australia and the completion of the contract for the platform drilling rig offshore Australia. In Alaska, revenue of $23.0 million for the first nine months of 1999 represented a $2.6 million reduction from revenues earned in the 1998 period. Revenues in Alaska declined due to lower utilization of its rigs and fewer revenues from labor contracts, but these decreases were partially offset by revenue received during the first quarter of 1999 related to the early termination of a drilling contract.

     Earnings Attributable to Unconsolidated Affiliates. Earnings attributable to unconsolidated affiliates were $7.0 million in the first nine months of 1999, compared to $2.8 million in the first nine months of 1998. Earnings attributable to Pool Arabia increased $3.5 million from the first nine months of 1998 to $7.7 million in the first nine months of 1999, primarily due to income earned from Pool Arabia's operation of two rigs leased from the Company and the reversal of $2.2 million of excess deferred foreign income tax reserves related to the 1996 tax year, which has now been audited by the relevant foreign tax authorities. The loss attributable to PIASA was $0.7 million less in the first nine months of 1999 than in the comparable period of 1998 due to the implementation of a cost reduction program in Argentina.

     Costs and Expenses. The Company's costs and expenses were $244.2 million in the first nine months of 1999, a 24% decrease compared to costs and expenses of $319.7 million in the corresponding period of 1998. Generally, costs and expenses declined due to the Company-wide drop in equipment utilization experienced in 1999. However, the decline in 1999 was partially offset by approximately $2.9 million of Merger-related expenses and the inclusion of a full nine months of Sea Mar expenses compared to the 1998 period that included only six months of Sea Mar costs.

     Other Income - Net. Other income - net was $5.9 million during the first nine months of 1999 chiefly due to a $4.0 million settlement related to the 1997 loss of a rig in the Gulf of Mexico and a $0.4 million gain from an insurance recovery related to the loss of a ball mill in Alaska.

     Interest Expense. Interest expense for the first nine months of 1999 was $13.4 million. The $3.0 million increase over the comparable period of 1998 primarily resulted from interest expense related to the $150 million Notes issued in March 1998 but was also due to higher borrowings under the Company's Credit Agreement in the 1999 period.

     Income Taxes. The Company recorded an income tax credit of $4.3 million in 1999 on a loss before income taxes of $8.0 million in the first nine months of 1999, compared to income tax expense of $14.3 million on income before income taxes of $34.7 million in the first nine months of 1998. The decrease in income tax expense in the first nine months of 1999, compared to the first nine months of 1998, was primarily due to lower pre-tax income in the first nine months of 1999, as a result of the factors described above, and the $1.3 million reversal of overaccrued deferred foreign income tax liabilities. The Company's interim period tax expense is determined by utilizing the aggregate of estimated annual effective tax rates for each of the Company's domestic and foreign tax jurisdictions.

FINANCIAL CONDITION AND LIQUIDITY

     Cash Flows. The Company had cash and cash equivalents of $17.9 million at September 30, 1999 compared to $33.3 million at December 31, 1998. Working capital was $60.0 million and $50.2 million at September 30, 1999 and December 31, 1998, respectively. The Company used a net $56.6 million for investing activities in the first nine months of 1999, primarily for capital expenditures of $54.5 million, including $32.5 million for the balance of the purchase of four newly-constructed offshore support vessels, as well as $2.9 million of additional cash consideration paid as a result of Sea Mar's financial performance for the fiscal year ended December 31, 1998. The Company used a net $136.3 million for investing activities in the first nine months of 1998, primarily for capital expenditures of $70.7 million and $65.2 million, net of cash acquired, for the purchase of Sea Mar.

     $150 Million Senior Subordinated Notes. In March 1998, the Company issued
8 5/8% Notes in the aggregate principal amount of $150 million and used the net proceeds from the sale thereof to fund the cash portion of the Sea Mar purchase, to repay the existing debt of Sea Mar and to reduce the outstanding balance under the Company's Credit Agreement.

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

     $180 Million Credit Agreement. In March 1998, simultaneously with the issuance of the Notes and the acquisition of Sea Mar, the Company executed an amendment to its three-year $130 million Credit Agreement to provide for maximum borrowings of up to $180 million, of which amount up to $25 million may be used to support letters of credit. At September 30, 1999, the Company had drawn $45.0 million in cash under the Credit Agreement, and an additional $6.6 million was being utilized to support the issuance of letters of credit, primarily related to insurance obligations and long-term notes issued in connection with the 1995 acquisition of Golden Pacific Corp.

 Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the Base Rate (defined as the higher of the administrative agent bank's prime lending rate or 1/2 of 1% in excess of the federal funds rate) plus a margin ranging from zero to .50%, or (ii) the Eurodollar Rate (equivalent to the London Interbank Offered Rate plus a margin ranging from 1% to 1.75% with the Company's option of a one-, two-, three-or six-month interest period). The applicable margin for each interest option depends on the Company's leverage ratio for the fiscal quarter preceding the interest period. Based upon the Company's leverage ratio at September 30, 1999, the applicable Eurodollar margin will be 1.75% for borrowings during the fourth quarter of 1999. The Credit Agreement will mature on October 2, 2000 and is subject to being extended on a year-to-year basis at the discretion of the lenders. Revolving loans issued under the Credit Agreement are prepayable at any time and are due at expiration on October 2, 2000. The Credit Agreement imposes certain financial covenants, including ones requiring the maintenance of a minimum net worth, a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and a maximum debt-to-equity ratio. It also imposes certain other restrictions, including ones related to liens, other indebtedness, asset sales, investments, acquisitions or mergers and the payment of dividends. The lenders under the Credit Agreement have agreed to waive compliance with the maximum leverage ratio provided for in the Credit Agreement for the quarter ended September 30, 1999. The Credit Agreement is guaranteed on an unsecured basis by substantially all of the Company's domestic subsidiaries. Advances under the Credit Agreement are secured by a pledge of 66% of the capital stock of certain of the Company's foreign subsidiaries. During the first nine months of 1999, the Company drew $50.0 million in cash and made payments of $15.0 million to reduce borrowings under the Credit Agreement and made a $0.6 million scheduled principal payment on long-term debt. During the first nine months of 1998, the Company made payments of $90.8 million to reduce borrowings under the Credit Agreement, repaid Sea Mar's existing debt of $15.7 million and made $1.1 million of scheduled principal payments on long-term debt.

     Sale and Leaseback. In December 1998, the Company entered into sale and leaseback agreements with a leasing company with respect to two offshore jackup rigs. These rigs had been leased by the Company for the previous five years and were purchased by the Company for $2.3 million in December 1998 through the exercise of a purchase option. The rigs were sold to the new leasing company for $20.0 million in cash. The current leases for the two rigs provide for an aggregate annual lease rate of approximately $2.7 million through December 2004.

     Capital Expenditures. The Company anticipates that 1999 capital expenditures will consist of (i) approximately $12 million for maintenance of its existing rig and offshore support vessel fleet, (ii) approximately $6 million to complete construction of a new Arctic drilling rig, Rig 9, in Alaska and (iii) approximately $41 million for the payment of the balance of the purchase price of five newly constructed offshore support vessels for the Sea Mar operation. The Company anticipates that these expenditures will be financed by internally generated funds, borrowings under the Credit Agreement and other financing arrangements as needed. Except for the foregoing, the Company's capital spending generally has been suspended pending consummation of the Merger.


OTHER MATTERS

     Market Outlook. Historically, the demand for the Company's services has had a strong correlation with the fluctuations in oil and natural gas prices. Falling oil and gas prices, which began in late 1997 and bottomed out in December 1998, have negatively affected the activity levels and financial results of the Company, particularly since mid-1998. With the 1999 upward trend of oil and gas prices, the Company is optimistic about a recovery of the demand for its services and improvements in its rates, especially as we enter the year 2000. The Company remains confident that market conditions will improve over the long term as demand and supply become more in balance and is optimistic about its long-term outlook.

     Accounting Standards. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which will delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is still in the process of evaluating what effect, if any, SFAS 133 will have on the Company's financial statements. The Company will adopt this statement no later than January 1, 2001.

     Impact of the Year 2000 Issue. Some of the Company's older computer programs were written using a two digit year. As a result, those computer programs may be unable to process date-sensitive information beyond the year 2000. This situation, which is not uncommon, is frequently referred to as the Year 2000 or Y2K issue and can cause a temporary disruption of the ordinary course of business. The Company has developed a plan to address its exposure to the impact of the Y2K issue. An assessment of the critical financial and operational systems has been made and the remediation of these systems is approximately 95% complete. The testing phase of the critical systems is 90% complete, and these systems are expected to be Year 2000 compliant by November 30, 1999. The inventory, assessment, modification and testing of the smaller less critical financial and operational systems, many located internationally, have been substantially completed. The assessment of systems embedded in the Company's buildings, equipment and other infrastructures has been completed. To date, there has been no discovery of a significant non-compliant embedded system. As of September 30, 1999, the Company has spent approximately $0.5 million, exclusive of internal costs, on its Y2K initiatives, primarily for incremental software purchases and outside consulting. The Company does not separately track internal Y2K costs, which are largely salaries and benefits of Company personnel working on the project. The Company expects the incremental cost of full implementation of its Year 2000 plan to be approximately $0.6 million, exclusive of internal costs.

     The Company has formally communicated with the suppliers, customers and financial institutions that it considers to be material third parties and is evaluating its risks related to any possible failure of such third parties to be Year 2000 compliant. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. Risk assessment and contingency plans related to these parties are expected to be complete by November 30, 1999.

     Development of contingency plans to protect the Company from Year 2000-related interruptions are in process and are expected to be complete by November 30, 1999.

     The dates on which the Company plans to become Year 2000 compliant and the costs associated with the related modifications are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these time or cost estimates will be achieved, and the actual results could be materially different. Although the Company expects to be Year 2000 compliant by November 30, 1999 and believes that in a "most reasonably likely worst case scenario" it will not be materially impacted by any third party non-compliance, failure by the Company or by material third parties to fully implement appropriate Year 2000 plans could have a material adverse effect on the Company's results of operations. Adverse effects on the Company could include, among other things, business disruptions, increased costs, loss of business and other similar risks.

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

INTEREST RATE RISK

     There have been no material changes in the Company's market risk during the nine months ended September 30, 1999. The Company currently has minimal interest rate risk since a majority of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to risk of earnings loss due to changes in market interest rates. The Company is, however, subject to the risk of fluctuating interest rates with respect to borrowings under the Credit Agreement, since it provides for interest at variable rates.

                                                                                                 FAIR VALUE
                                                                                                  09/30/99
                                                                                                -------------
                                                                                                (IN MILLIONS)
LONG-TERM DEBT
     8 5/8% Senior Subordinated Notes Due 2008, Series B
       Fixed interest rate - 8 5/8% ....................................................            $148.5

     9% Notes (DA&S)
       Fixed interest rate - 9% ........................................................             $10.2

     10% Notes (GPC)
       Fixed interest rate - 10% .......................................................              $3.5

     Revolving Credit Agreement Loans
       Variable interest rate - 8.25% at September 30, 1999 ............................             $45.0

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

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     On September 28, 1999, the Company held a Special Meeting of Shareholders at which shareholders were given the opportunity to approve the Merger. The Merger received 17,050,283 affirmative votes, 65,806 negative votes (including zero Broker non-votes), and there were 16,374 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NO.                           DOCUMENT
----------                            --------
27(*)    -    Financial Data Schedule

------
(*)  Filed herewith

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   POOL ENERGY SERVICES CO.
                                                         (Registrant)


          NOVEMBER 12, 1999                           /s/ E. J. SPILLARD
   -------------------------------         -------------------------------------
               (Date)                                   E. J. Spillard
                                                Senior Vice President, Finance
                                                 (principal financial officer)


          NOVEMBER 12, 1999                            /s/ B. G. GORDON
   -------------------------------         -------------------------------------
               (Date)                                    B. G. Gordon
                                                          Controller
                                                (principal accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                   Financial Data Schedule